Form 10-Q
period 1996-03-31
HAVERFIELD CORP
filed 1996-05-14
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 1O-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17947


                             HAVERFIELD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                            34-1606726
- - --------------------------------------------------------------------------------
(State or other jurisdicfion of              (IRS Employer Identification No.)
incorporation or organization)

Terminal Tower, 50 Public Square, Suite 444, Cleveland, Ohio    44113-2203
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:     (216) 348-2800


Former name, former address and former fiscal year,
if changed since last report:                           Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 par value                         1,904,102
- - --------------------------------------------------------------------------------
        (Class)                              (Outstanding at May 14, 1996)

                             HAVERFIELD CORPORATION
                                     INDEX


                                                                        PAGE
- - --------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

         Consolidated Statements of Financial Condition
                March 31, 1996, December 31, 1995 and March 31, 1995     3

         Consolidated Statements of Income
                Three Months Ended March 31, 1996 and 1995               4

         Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1996 and 1995               5

         Notes to Consolidated Financial Statements                      6

         Management's Discussion and Analysis                           14

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                     19

         Item 2 - Changes in Securities                                 19

         Item 3 - Defaults Upon Senior Securities                       19

         Item 4 - Submission of Matters to a Vote of Security Holders   19

         Item 5 - Other Information                                     19

         Item 6 - Exhibits and Reports on Form 8-K                      19

                        PART I. - FINANCIAL INFORMATION

                             HAVERFIELD CORPORATION
           Consolidated Statements of Financial Condition (unaudited)
- - --------------------------------------------------------------------------------
                  (Dollars in thousands, except per share data)


                                                         March 31, 1996   December 31, 1995  March 31, 1995
                                                         --------------   -----------------  --------------

ASSETS
Cash and due from banks                                    $   5,088         $   7,647         $   4,722
Due from banks-interest bearing                                  100               100               200
Federal funds sold                                             2,359             4,396            19,350
Investment securities:
  Available for sale, at fair value (Amortized
  cost of $35,224, $47,034, and $11,824, respectively)        34,810            47,184            11,830
Mortgage-backed securities:
  Available for sale, at fair value (Amortized
  cost of $2,541, $2,672 and $3,064, respectively)             2,603             2,754             3,093
Loans (net of allowance for loan losses of $2,745,
  $2,734 and $2,696, respectively)                           285,792           283,560           282,602
Premises and equipment                                         3,949             3,953             4,186
Accrued interest and other assets                              4,847             4,745             3,884
Cost in excess of fair value of net assets acquired               82               166               786
                                                           ---------         ---------         ---------
    TOTAL                                                  $ 339,630         $ 354,505         $ 330,653
                                                           =========         =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Passbook/statement accounts                            $  44,596         $  45,564         $  52,931
    Non-interest-bearing NOW accounts                          7,655            11,072            10,000
    Interest-bearing NOW accounts                             17,152            13,804            13,470
    Money market fund accounts                                59,208            53,876            35,016
    Certificates of deposit                                  175,357           193,463           183,281
                                                           ---------         ---------         ---------
      Total deposits                                         303,968           317,779           294,698
  Advances from Federal Home Loan Bank                            --                --             2,000
  Advances by borrowers for taxes and insurance                2,621             5,740             2,758
  Accrued interest and other liabilities                       4,847             2,928             4,108
                                                           ---------         ---------         ---------
  Total liabilities                                          311,436           326,447           303,564
                                                           ---------         ---------         ---------
Shareholders' Equity:
  Preferred stock; 1,000,000 shares authorized;
    none issued
  Common stock, par value $.01 per share; 5,000,000
    shares authorized; 1,915,893 shares, 1,894,475
    shares and 1,720,135 shares issued, respectively              19                19                17
  Capital in excess of par value                              16,494            16,353            13,823
  Retained earnings                                           12,050            11,669            13,299
  Net unrealized appreciation (depreciation) in the fair
    value of securities (net of deferred income taxes
    of $(120), $79 and $12, respectively)                       (233)              153                23
  Common shares in treasury, at cost (11,790 shares,
    11,790 shares and 6,154 shares, respectively)               (136)             (136)              (73)
                                                           ---------         ---------         ---------
  Total shareholders' equity                                  28,194            28,058            27,089
                                                           ---------         ---------         ---------
    TOTAL                                                  $ 339,630         $ 354,505         $ 330,653
                                                           =========         =========         =========

See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
- - --------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                         1996     1995
                                                         ----     ----
Interest income:
  Loans                                                 $6,033   $5,568
  Investments and other                                    783      321
  Mortgage-backed securities                                53       64
                                                        ------   ------
    Total interest income                                6,869    5,953
                                                        ------   ------

Interest expense:
  Deposits                                               3,804    3,111
  Advances from Federal Home Loan Bank                      --       55
                                                        ------   ------
   Total interest expense                                3,804    3,166
                                                        ------   ------

  Net interest income                                    3,065    2,787
  Provision for loan losses                                 34       31
                                                        ------   ------
  Net interest income after provision for loan losses    3,031    2,756
                                                        ------   ------

Noninterest income:
  Service fees and other charges                           333      325
  Servicing income                                         121      142
  Other income                                              67       11
                                                        ------   ------
   Total noninterest income                                521      478
                                                        ------   ------

Noninterest expense:
  Employee compensation and benefits                       989    1,066
  Occupancy and equipment                                  488      485
  Advertising                                               84      144
  Insurance premiums                                       200      183
  Data processing fees                                      94       94
  Amortization of intangibles                               84      207
  Other expenses                                           646      488
                                                        ------   ------
    Total noninterest expense                            2,585    2,667
                                                        ------   ------

  Income before income taxes                               967      567
  Provision for income taxes                               329      193
                                                        ------   ------
  Net income                                            $  638   $  374
                                                        ======   ======

  Net income per common share                           $  .34   $  .20
                                                        ======   ======

  Cash dividend paid per common share                   $ .135   $ .127
                                                        ======   ======


See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
               Consolidated Statements of Cash Flows (unaudited)
- - --------------------------------------------------------------------------------
                             (Dollars in thousands)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                               1996        1995
                                                                               ----        ----
OPERATING ACTIVITIES:
Net income                                                                 $    638    $    374
Adjustments to reconcile net income to net cash provided by
operating activities:
  Provision for loan losses                                                      34          31
  Amortization of intangibles                                                    84         207
  Depreciation                                                                  164         202
  Amortization of deferred loan fees                                            (52)        (36)
  Federal Home Loan Bank stock dividends                                        (45)        (39)
  Net change in other assets and other liabilities                              199          28
  Net change in accrued interest receivable and accrued interest payable      1,491       1,149
  Other                                                                         262         (70)
                                                                           --------    --------
    Net cash provided by operating activities                                 2,775       1,846
                                                                           --------    --------

INVESTING ACTIVITIES:
Disbursements on loans originated                                           (24,338)    (16,691)
Proceeds from:
  Loan repayments and maturities                                             23,012      14,450
  Mortgage-backed security repayments and maturities                            130          59
  Investment security calls and maturities                                   17,000          --
Purchases of:
  Loans                                                                        (873)       (635)
  Investment securities                                                      (5,098)        (88)
  Premises and equipment                                                       (160)        (51)
Decrease (increase) in federal funds sold                                     2,038     (12,450)
Other                                                                            --          84
                                                                           --------    --------
  Net cash provided by (used in) investing activities                        11,711     (15,322)
                                                                           --------    --------

FINANCING ACTIVITIES:
Net increase (decrease) in certificates of deposit                          (18,106)     22,516
Net increase (decrease) in passbook, NOW and money market fund accounts       4,295      (7,087)
Payment of cash dividends                                                      (257)       (240)
Proceeds from exercise of stock options                                         142          --
Net decrease in mortgage escrow deposits                                     (3,119)     (3,286)
                                                                           --------    --------
Net cash provided by (used in) financing activities                         (17,045)     11,903
                                                                           --------    --------

Net decrease in cash and due from banks                                      (2,559)     (1,573)
Cash and due from banks at beginning of period                                7,647       6,295
                                                                           --------    --------
Cash and due from banks at end of period                                   $  5,088    $  4,722
                                                                           ========    ========


See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                   Notes to Consolidated Financial Statements
- - --------------------------------------------------------------------------------

1. The accounting policies of Haverfield Corporation ("Haverfield" or the "Company") conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant policies follows:

NATURE OF OPERATIONS - Haverfield is a unitary savings and loan holding company whose principal operating subsidiary is Home Bank, F.S.B. (the "Bank"). The Company is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, various types of consumer loans and commercial loans in its market area. The Company's principal market area consists of suburban communities of Cleveland, and the Company's business is conducted through its corporate office located in Cleveland, Ohio and ten branch offices located in Beachwood, Brooklyn, Cleveland, Euclid, Lakewood, Mayfield Village, Mentor, Rocky River, University Heights, and Westiake, Ohio. Loans and deposits are primarily generated from the areas where its banking offices are located. The Company's income is derived predominately from interest on loans and investments and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage in real estate development activities and investment counseling which are not material to its operations as a whole and are not significant enough to constitute a business segment.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 1996 and 1995, (b) the financial position at March 31, 1996, December 31,1995 and March 31, 1995, and (c) cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results which may he expected for a full year. Certain amounts previously reported in the prior years consolidated financial statements have been reclassified to conform with the current presentation.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES - Securities are classified as either held for trading, available for sale or held for investment. Securities held for trading are carried at estimated market value with the adjustment, if any, reflected in the statement of income. Securities classified as available for sale are also carried at estimated market value; however, the adjustment, if any, is reflected in shareholders' equity. Securities held for investment continue to be carried at amortized cost. Gains or losses on the sale of securities, representing the difference between net proceeds and carrying value, are recorded in noninterest income on the trade date using the specific identification method.

LOANS - At the time of origination or purchase, loans are classified as held for sale or held for investment, based upon management's intent. Critical to the proper classification of, and accounting for, loans as investments is the intent and ability to hold them to maturity. Loans held for sale are accounted for at the lower of cost or market, with any unrealized loss included in income. Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and accretion of discounts using the interest method. Interest is accrued as earned. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No.118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. The amounts of impaired loans, as defined by SFAS No.114, and impaired loans for which foreclosure is probable are not significant and have not changed materially since December 31, 1995. The initial adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the financial condition or results of operations of the Company.

The Company's policy for recognition of interest on impaired loans, including how cash receipts are recorded, is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No.114) is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequendy recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant ($500,000 or less) and represent homogeneous populations, the Bank evaluates impairment based on the level and extent of delinquencies. Such loans include all mortgage loans secured by 1-4 family residential property, all consumer loans, and certain multi-family real estate loans, nonresidential real estate loans, business loans and leases. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value or (2) when collection efforts have ceased.

NONPERFORMING LOANS - Loans considered to be nonperforming include nonaccrual, accruing loans delinquent 90 days or more, and restructured loans. Loans are classified as nonaccrual when, in management's judgment, the borrower no longer has the ability and intent to make periodic interest and principal payments. Loans are classified as accruing loans delinquent 90 days or more when the loan is 90 days or more past due, is fully secured, and, in management'sjudgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or the term due to the inability of the borrower to meet the obligation under the original terms.

LOAN FEES - Loan origination fees received for loans held for investment, net of certain direct origination costs, are deferred and amortized to interest income over the contractual life of the loan using the level yield method. Loan origination fees received for loans held for sale, net of certain direct origination costs, are deferred and recognized as an adjustment of the basis on sale of the loans. Fees received for loan commitments that are expected to be drawn, based on the Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees related to loans paid off are included in interest income in the period the loan is paid off. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established at an amount necessary to reduce the recorded balances of loans receivable to their estimated net realizable value, and is increased by charges to income and decreased by charge-offs (net of recoveries). The allowance for loan losses is based on management's estimate of the value of the collateral, considering the current and currently anticipated future operating or sales conditions, as well as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. Recovery of the carrying value of such loans is dependent on economic, operating, and other conditions that are beyond the control of the Company. In the opinion of management, the allowance for loan losses is recorded in accordance with generally accepted accounting principles.

REAL ESTATE OWNED - Real estate owned consists of property acquired in settlement of foreclosed loans. Real estate owned is carried at the lower of fair value less estimated costs to sell or cost. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding and maintaining the property are charged to expense.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets for financial reporting purposes. For tax purposes, depreciation on certain assets is computed using accelerated methods.

INTANGIBLE ASSETS - Cost in excess of fair value of net assets acquired is being amortized to expense using the interest method over a period of 3 to 12 years. The amortization periods for intangible assets are continually monitored to determine if events and circumstances require such periods to be reduced.

FEDERAL INCOME TAXES - The Company and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at the balance sheet date. Within certain limits, an allowance for bad debts based on a percentage of taxable income before such a deduction may be deducted from taxable income. The amount deductible is limited to 8% of taxable income.

EARNINGS PER COMMON SHARE - Earnings per common share was computed using the weighted average number of common shares outstanding for the period. The weighted average shares used in the computation of earnings per common share was 1,886,921 shares, and 1,885,379 shares during the three-month periods ended March 31, 1996 and 1995, respectively.


On August 23, 1995, the Board of Directors of the Company declared a 10% stock dividend payable to shareholders of record on September 15, 1995. The stock dividend was distributed on October 1, 1995. Earnings per common share for prior periods has been computed giving retroactive effect to the stock dividend.

CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $628,000 and $652,000 at March 31, 1996 and 1995, respectively.

Income tax payments made for the three months ended March 31, 1996 and 1995 were $200,000 and $50,000, respectively. Interest paid on deposits and other borrowings totaled $2,387,000 and $1,830,000 for the three months ended March 31, 1996 and 1995, respectively. There were no loans made to finance the sale of foreclosed real estate during the three months ended March 31, 1996 and 1995. There were no acquisitions of real estate property through foreclosure during the three months ended March 31, 1996 and 1995.

NEW ACCOUNTING STANDARDS - During March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 is effective for 1996 with impairment losses resulting from its application being reported in the period in which the recognition criteria are first applied and met.

During May, 1995, the FASB issued SFAS No.122, "Accounting for Mortgage Servicing Rights." This statement requires that the right to service loans, acquired either through the purchase or origination of the loan and retained after the loans have been sold or securitized, shall be recognized as an asset by allocating the total cost of the loans to mortgage servicing rights and loans based on the relative fair values. The provisions of this statement shall be applied prospectively beginning in 1996, to transactions in which mortgage loans are sold or securitized with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard is effective for fiscal years begining after December 15, 1995. The standard presents financial accounting and reporting standards for stock-based employee compensation plans including stock purchase plans, stock options and restricted stock. SFAS No.123 establishes a fair value based method of accounting for such plans, rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. While the SFAS No.123 fair value based method is considered by the FASB to be preferable to the APB 25 method, entities are allowed to continue to use the APB 25 method. Entities not adopting the fair value method under SFAS No. 123 are required to present pro forma net income and earnings per share, in the notes to the annual financial statements, as if the fair value based method had been adopted. Management has elected to continue the use of the APB 25 method.

Management adopted these statements on January 1, 1996. The impact of adopting these statements on the financial condition and results of operations of the Company was not significant.


2. Amortized cost, estimated market values and weighted average end-of-period yields of investment securities by contractual maturity are summarized as follows:

                                              March 31, 1996            December 31, 1995            March 31,1995
                                       -------------------------   -------------------------   -------------------------
                                       Amortized  Market           Amortized  Market           Amortized  Market
                                         Cost     Value    Yield      Cost    Value    Yield      Cost    Value    Yield
                                         ----     -----    -----      ----    -----    -----      ----    -----    -----
                                                                     (Dollars in thousands)
U.S. government obligations:
  Due in one year or less              $ 1,000   $ 1,011   7.25%   $ 2,000   $ 2,016   5.81%   $ 5,356   $ 5,340   5.68%
  Due after 1 year through 5 years      15,988    15,890   6.34%    23,977    24,055   6.81%     3,985     4,007   6.83%
  Due after 5 years through 10 years    15,477    15,149   6.90%    18,443    18,499   6.97%        --        --     --
                                       -------   -------           -------   -------           -------   -------
Total                                   32,465    32,050   6.64%    44,420    44,570   6.83%     9,341     9,347   6.17%
                                       -------   -------           -------   -------           -------   -------
Marketable equity securities               100       101   6.41%        --        --     --         --        --     --
Federal Home Loan Bark stock             2,659     2,659   7.00%     2,614     2,614   7.00%     2,483     2,483   6.63%
                                       -------   -------           -------   -------           -------   -------
Total                                  $35,224   $34,810   6.66%   $47,034   $47,184   6.84%   $11,824   $11,830   6.26%
                                       =======   =======           =======   =======           =======   =======


All investment securities were classified as available for sale at March 31, 1996.

Investment securities totaling $5.8 million at March 31, 1996 were pledged as collateral for deposits and a standby letter of credit commitment.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                     March 31, 1996           December 31, 1995             March 31, 1995
                               ------------------------    ------------------------    ------------------------
                                 Gross         Gross         Gross         Gross         Gross         Gross
                               Unrealized    Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                 Gains         Losses        Gains         Losses        Gains         Losses
                               ----------    ----------    ----------    ----------    ----------    ----------
                                                                (In thousands)
U.S. government obligations    $   21        $  436        $  175        $   25        $   25        $   19
Marketable equity securities        1            --            --            --            --            --
Federal Home Loan Bank stock       --            --            --            --            --            --
                               ------        ------        ------        ------        ------        ------
Total                          $   22        $  436        $  175        $   25        $   25        $   19
                               ======        ======        ======        ======        ======        ======




3. Loans may be exchanged for mortgage-backed securities guaranteed by government agencies. Although long-term and fixed-rate in nature, mortgage-backed securities are more liquid than real estate loans since a large and active secondary market exists.

Amortized cost, estimated market values and weighted average end-of-period yields of mortgage-backed securities by contractual maturity are summarized as follows:

                                                 March 31, 1996           December 31, 1995              March 31, 1995
                                         -------------------------    -------------------------    --------------------------
                                         Amortized   Market           Amortized   Market           Amortized   Market
                                           Cost      Value   Yield      Cost      Value   Yield      Cost       Value   Yield
                                           ----      -----   -----      ----      -----   -----      ----       -----   -----
                                                                        (Dollars in thousands)
Pass-through certificates:
  Federal Home Loan Mortgage
  Corporation:
    Due after 5 years through 10 years   $      13   $   13   7.50%   $      14   $   14   7.50%   $      17   $   16   7.50%
    Due after 10 years                       1,989    2,055   8.63%       2,085    2,168   8.62%       2,380    2,414   8.64%
                                         ---------   ------           ---------   ------           ---------   ------
      Total                                  2,002    2,068   8.62%       2,099    2,182   8.61%       2,397    2,430   8.63%
                                         ---------   ------           ---------   ------           ---------   ------

  Government National Mortgage
  Association:
    Due after 1 year through 5 years           143      141   9.14%           1        1   8.35%           1        1   8.77%
    Due after 5 years through 10 years          99       98   9.20%         250      249   9.20%         283      283   9.32%
                                         ---------   ------           ---------   ------           ---------   ------
      Total                                    242      239   9.16%         251      250   9.20%         284      284   9.32%
                                         ---------   ------           ---------   ------           ---------   ------

Collateralized mortgage obligations:
    Due in 1 year or less                      183      182   5.38%         201      201   5.47%          --       --     --
    Due after 1 year through 5 years            --       --     --           --       --     --          243      241   5.45%
    Due after 10 years                         114      114   5.44%         121      121   5.68%         140      138   6.25%
                                         ---------   ------           ---------   ------           ---------   ------
      Total                                    297      296   5.40%         322      322   5.55%         383      379   5.74%
                                         ---------   ------           ---------   ------           ---------   ------
Total                                    $   2,541   $2,603   8.30%   $   2,672   $2,754   8.30%   $   3,064   $3,093   8.34%
                                         =========   ======           =========   ======           =========   ======


At March 31, 1996, mortgage-backed securities totaling $892,000 were pledged as collateral for public funds on deposit with the Bank.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                             March 31, 1996             December 31, 1995            March 31, 1995
                                         ------------------------    ------------------------    ------------------------
                                           Gross         Gross         Gross         Gross         Gross         Gross
                                         Unrealized    Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                           Gains         Losses        Gains         Losses        Gains         Losses
                                         ----------    ----------    ----------    ----------    ----------    ----------
                                                                          (In thousands)
Pass-through certificates:
  Federal Home Loan Mortgage
    Corporation                          $   66          $  --         $  83          $   --        $  35         $   2
  Government National Mortgage
    Association                              --              3            --               1           --            --
  Collateralized mortgage obligations        --              1            --              --           --             4
                                         ------          -----         -----          ------        -----         -----
  Total                                  $   66          $   4         $  83          $    1        $  35         $   6
                                         ======          =====         =====          ======        =====         =====




4. The loan portfolio is comprised primarily of residential real estate loans granted to customers residing in northeastern Ohio. Although the Company has a diversified loan portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

Loans are designated as held for sale or investment at the time of origination. Loans held for sale are carried at the lower of cost or market value determined on a net aggregate basis. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date. There were no sales of mortgage loans during the three months ended
March 31, 1996 and 1995.

The composition of the loan portfolio is as follows:

                                                March 31, 1996  December 31, 1995   March 31, 1995
                                                --------------  -----------------   --------------
                                                                  (In thousands)
Real estate loans - mortgage                       $ 238,752         $ 238,181         $ 248,641
Real estate loans-construction                         3,116             1,616             2,146
Land                                                   4,188             4,461             5,031
Business loans                                         5,146             4,758             1,522
Consumer and other loans                              40,468            40,055            31,223
                                                   ---------         ---------         ---------
                                                     291,670           289,071           288,563
LESS:
Undisbursed portion of loans in process               (2,103)           (1,711)           (2,231)
Unearned income on consumer loans                        (13)              (18)              (35)
Amount due other financial institutions relating
  to wrap around mortgage loans                         (143)             (145)             (173)
Deferred loan fees                                      (874)             (903)             (826)
Allowance for loan losses                             (2,745)           (2,734)           (2,696)
                                                   ---------         ---------         ---------
                                                   $ 285,792         $ 283,560         $ 282,602
                                                   =========         =========         =========


At March 31, 1996, December 31, 1995 and March 31, 1995, loans serviced for others amounted to $133.2 million, $139.5 million and $157.4 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.


5. The following table summarizes nonaccrual, past due and repossessed assets.

                                              March 31, 1996   December 31, 1995  March 31, 1995
                                              --------------   -----------------  --------------
                                                            (Dollars in thousands)
Nonaccrual loans                                  $1,132            $1,303            $1,619
Loans past due 90 days and accruing                    6                21                33
Repossessed assets                                   656               737               611
                                                  ------            ------            ------
 Total nonperforming assets                       $1,794            $2,061            $2,263
                                                  ======            ======            ======
Percent of nonperforming loans to total loans        .39%              .46%              .57%
Percent of nonperforming assets to total assets      .53%              .58%              .68%


The loans included above are secured by real estate or other collateral which limits the Company's exposure to loss. At March 31, 1996, there were no significant commitments outstanding to lend additional funds to borrowers with nonperforming loans. For all periods presented, there have been no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates.

In addition to the loans disclosed in the table above, the Bank has a $1.1 million loan secured by a strip shopping center located in Northeast Ohio. The shopping center has experienced higher-than-expected vacancies, and the cash flow from the property has not been sufficient to meet the principal and interest due on the loan. The borrower has maintained the loan current through March 31, 1996. The borrower is working to cure the vacancies; however, continued high vacancies and cash flow shortages could cause management to place this loan on nonaccrual status.

6. In the normal course of business, various commitments and contingent liabilities arise, including commitments to originate real estate loans and commitments to extend credit. Commitments to borrowers to originate loans and for unused lines of credit are summarized below:


                            March 31, 1996   December 31, 1995    March 31, 1995
                            --------------   -----------------    --------------
                                               (In thousands)
Commitments to originate:
 Fixed rate loans               $ 2,722            $   856            $   529
 Variable rate loans              6,555              2,765              1,510
Unused lines of credit           59,958             57,134             48,117


Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Fach customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the credit extension, is based on management's credit evaluation of the counter-party. The commitment amount represents the amount of credit risk; however, the Company generally extends credit on a secured basis. Collateral held usually includes residential and commercial real estate.

The Bank is a 19.6% participant in a standby letter of credit totaling $10.2 million, which expires on September 1, 1996. This standby letter of credit was issued to guarantee the payment of principal and interest on multi-family housing revenue bonds issued to finance a 240-unit apartment complex in Stone Mountain, Georgia. The Bank had outstanding commitments under this standby letter of credit of $2.1 million at March 31, 1996, December 31, 1995 and March 31, 1995. The Bank has established a $322,000 liability for credit loss for this standby letter of credit. At March 31, 1996, no funds have been advanced under this letter of credit.


7. The composition of premises and equipment is as follows:


                                        March 31, 1996  December 31, 1995  March 31,1995
                                        --------------  -----------------  -------------
                                                          (In thousands)
Land and improvements                       $  669            $  669            $  997
Buildings and improvements                   1,667             1,658             2,402
Furniture and fixtures                       5,037             5,023             4,910
Leasehold improvements                       1,936             1,799             1,564
                                            ------            ------            ------
                                             9,309             9,149             9,874
Accumulated depreciation and amortization    5,360             5,196             5,687
                                            ------            ------            ------
                                            $3,949            $3,953            $4,186
                                            ======            ======            ======


In December, 1995, the Bank completed the sale of its Madison office, which resulted in an after-tax gain of $204,000.

8. Accrued interest and other assets consists of the following:

                         March 3l, 1996  December 3l, 1995   March 3l, 1995
                         --------------  -----------------   --------------
                                          (In thousands)
Accrued interest             $2,528            $2,602            $1,874
Real estate owned               656               737               611
Other assets                  1,663             1,406             1,399
                             ------            ------            ------
                             $4,847            $4,745            $3,884
                             ======            ======            ======

9. Accrued interest and other liabilities consists of the following:


                                     March 31, 1996  December 31, 1995   March 31, 1995
                                     --------------  -----------------   --------------
                                                       (In thousands)
Accrued interest payable                 $2,094            $  676            $2,078
Collections on loans serviced               793               465               689
Other liabilities                         1,960             1,787             1,341
                                         ------            ------            ------
                                         $4,847            $2,928            $4,108
                                         ======            ======            ======

10. In November, 1995, the Company obtained a one year revolving credit facility from a third-party lender in the amount of $1.0 million. The interest rate associated with this credit facility is based on the prime rate. The Company has not drawn on this credit facility.

On April 4, 1995, the Bank repaid a $2 million advance from the Federal Home Loan Bank, including a prepayment penalty of $16,000. The advance had an interest rate of 10.30% and a maturity date of June 26, 1995.


11. Under the current capital regulations, the Bank must have: (i) core capital equal to 3% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets, and (iii) total capital equal to 8.0% of risk-weighted assets. Risk-weighted assets are comprised of both on- and off-balance sheet items, and are assigned a risk weighting from 0-100% based on their relative risk. The Bank was in compliance with these regulatory capital regulations on March 31, 1996, December 31, 1995 and March 31, 1995.

The following is a summary of the Bank's regulatory capital levels at March 31,
1996):

                                Core Capital    Tangible Capital  Risk-Based Capital
                                ------------    ----------------  ------------------
                                             (Dollars in thousands)
Total regulatory capital      $23,952    7.07%  $23,952    7.07%  $26,632   11.44%
Regulatory capital required    10,164    3.00%    5,082    1.50%   18,625    8.00%
                              -------    ----   -------    ----   -------   -----
Regulatory capital excess     $13,788    4.07%  $18,870    5.57%  $ 8,007    3.44%
                              =======    ====   =======    ====   =======   =====


Management believes that, under the current regulations, the minimum capital requirements will continue to be met in the foreseeable future. However, events beyond the control of management, such as a downturn in the local economy of northeastern Ohio where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability to meet its future minimum capital requirements.

                             HAVERFIELD CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Net income for the three months ended March 31, 1996 was $638,000 as compared to $374,000 for the three months ended March 31, 1995. This increase resulted from a 10% improvement in net interest income and increased fee income attributable to the Bank's financial services subsidiary. In addition, noninterest expense showed an improvement of $82,000 as cost reduction measures implemented in 1995 continue to positively affect net income. Return on average assets for the first quarter of 1996 was .75% compared with .48% in the same period of 1995. Return on average equity was 8.88% for the first quarter of 1996, as compared with 5.49% for the same period of 1995.


NET INTEREST INCOME
- - --------------------------------------------------------------------------------
Net interest income for the three months ended March 31, 1996 was $3,065,000, compared to $2,787,000 for the same period in 1995. The interest rate spread increased 3 basis points to 3.22%. Due to a general increase in interest rates, the weighted average yield on earning assets increased 49 basis points, while the yield paid on interest-bearing liabilities increased 46 basis points. An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balances are determined on a daily basis.

                                                           Three Months Ended March 31,
                                                ----------------------------------------------------
                                                         1996                        1995
                                                ------------------------    ------------------------
                                                Average          Average    Average          Average
                                                Balance Interest   Rate     Balance Interest   Rate
                                                ------- --------   ----     ------- --------   ----
                                                                (Dollars in thousands)
Interest-earning assets:
  Loans - net                                  $285,481   $6,033   8.46%   $283,955   $5,568   7.86%
  Investments and other                          47,436      783   6.54      23,350      321   5.51
  Mortgage-backed securities                      2,693       53   7.89       3,104       64   8.21
                                               --------   ------   ----    --------   ------   ----
  Total interest-earning assets                 335,610    6,869   8.18     310,409    5,953   7.69
Noninterest-earning assets                        7,249   ------   ----       7,846   ------   ----
                                               --------                    --------
  Total assets                                 $342,859                    $318,255
                                               ========                    ========
Interest-bearing liabilities:
  Passbook/statement accounts                  $ 44,634      274   2.47    $ 54,462      331   2.46
  NOW accounts                                   24,329       59    .97      24,656       61   1.00
  Money market fund accounts                     55,922      689   4.96      35,100      428   4.95
  Certificates of deposit                       183,635    2,782   6.09     169,064    2,291   5.50
                                               --------   ------   ----    --------   ------   ----
    Total deposits                              308,520    3,804   4.96     283,282    3,111   4.45
  FHLB advances                                      --       --     --       2,267       55   9.82
                                               --------   ------   ----    --------   ------   ----
  Total interest-bearing liabilities            308,520    3,804   4.96     285,549    3,166   4.50
Noninterest bearing liabilities                   5,436   ------   ----       5,086   ------   ----
                                               --------                    --------
  Total liabilities                             313,956                     290,635
Shareholders' equity                             28,903                      27,620
                                               --------                    --------
  Total liabilities and shareholders' equity   $342,859                    $318,255
                                               ========                    ========
Net interest income/interest rate spread                  $3,065   3.22%              $2,787   3.19%
                                                          ======   ====               ======   ====
Net interest margin                                                3.67%                       3.64%
                                                                   ====                        ====

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1996 versus March 31, 1995 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.

                                                   Change Due To
                                                   --------------
                                   Total Change    Volume    Rate
                                   ------------    ------    ----
                                              (In thousands)
Interest income:
 Loans                                 $ 465       $  29    $ 436
 Investments and other                   462         387       75
 Mortgage-backed securities              (11)         (8)      (3)
                                       -----       -----    -----
    Total                                916         408      508
                                       -----       -----    -----
Interest expense:
 Deposits                                693         291      402
 FHLB advances                           (55)        (55)      --
                                       -----       -----    -----
    Total                                638         236      402
                                       -----       -----    -----
Increase in net interest income        $ 278       $ 172    $ 106
                                       =====       =====    =====

ALLOWANCE FOR LOAN LOSSES
- - --------------------------------------------------------------------------------
The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to manage-
ment's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified. Activity in the loan loss allowance for the three months ended March 31, 1996 and March 31, 1995 is presented below.

                                        March 31,
                                 ----------------------
                                    1996         1995
                                    ----         ----
                                  (Dollars in thousands)
Balance, January 1               $   2,734     $  2,665
Provision charged to expense            34           31
Loans (charged off) recoveries         (23)          --
                                 ---------     --------
Balance, March 31                $   2,745     $  2,696
                                 =========     ========
Average loans                    $ 285,481     $283,955
Loans at end of period           $ 291,670     $288,563
Allowance/average loans                .96%         .95%
Allowance/end-of-period loans          .94%         .93%
Allowance/nonperforming loans       241.21%      163.20%
Allowance/nonperforming assets      152.92%      119.13%


Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 1996, future adjustments to reserves may be necessary, and net income could be significanfly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Nonperforming assets at March 31, 1996, December 31, 1995 and March 31, 1995 are presented in note 5 of the financial statements.

NONINTEREST INCOME
- - --------------------------------------------------------------------------------
Noninterest income for the first three months of 1996 totaled $521,000, compared to $478,000 for the same period in 1995. Other income increased $56,000 largely due to the increase in the fee income earned by the Bank's financial services subsidiary. Servicing income decreased $21,000 due to the decreased amount of loans serviced for others.

NONINTEREST EXPENSE
- - --------------------------------------------------------------------------------
Noninterest expense decreased to $2,585,000 for the three months ended March 31,
1996 compared to $2,667,000 for the same period in 1995.

The composition of other expenses is as follows:

                                               Three months ended March 31,
                                               ----------------------------
                                                1996                  1995
                                                ----                  ----
                                                      (In thousands)
Business and management development             $ 27                  $ 48
Examination/audit expense                         47                    55
OTS assessment                                    22                    20
Postage                                           47                    49
Supplies                                          32                    31
Telephone                                         34                    33
Franchise/sales tax                               96                    90
Director fees                                     23                    22
Consulting fees                                   12                    15
Legal fees                                        46                    11
Provision for loss on real estate owned           80                    --
Miscellaneous expenses                           180                   114
                                                ----                  ----
                                                $646                  $488
                                                ====                  ====


During the first quarter of 1996, a provision for loss on real estate owned was recorded in connection with a commercial property which is carried in Real Estate Owned. The Bank is currently negotiating a sale of the property. The loss provision effectively reduces the Bank's recorded investment in the property to the expected net realizable value of the property.

The increase in miscellaneous expenses in 1996 is attributable to several relatively minor increases in various expense items.


FINANCIAL CONDITION
- - --------------------------------------------------------------------------------
Total assets at March 31, 1996 were $339.6 million compared to $354.5 million at
December 31, 1995. This $14.9 million decrease was primarily the result of a
$12.4 million decrease in investment securities as a consequence of the call or maturity of $17.0 million of U.S. government and agency securities during the quarter. Total deposit liabilities also declined by $13.8 million from December
31, 1995 to March 31, 1996. An $18.1 million decrease in certificates of deposit, due to lower rates being offered on maturing certificates and increased competition for such deposits, was partially offset by a $5.3 million increase in money market fund accounts. Total assets increased from $330.7 million at
March 31, 1995, to $339.6 million at March 31, 1996, mainly due to purchases of investment securities and loan growth, while shareholders' equity increased from
$27.1 million to $28.2 million. The following table shows shareholders' equity per share and tangible shareholders' equity per share.

                                      March 31, 1996  December 31, 1995   March 31, 1995
                                      --------------  -----------------   --------------
Shareholders' equity per share             $14.81           $14.90            $14.36
Tangible shareholders' equity per share    $14.76           $14.82            $13.95


The Board of Directors declared a first quarter dividend of $.135 per share which was paid on March 29, 1996.

ASSET/LIABILITY MANAGEMENT

The following table sets forth at March 31, 1996, the amounts of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified period. No prepayment assumptions or deposit decay rates have been incorporated. The table shows the excess or shortfall of interest-earning assets less interest-bearing liabilities. This excess or shortfall is called the "gap."

                                                             Scheduled Maturity or Repricing
                                                 --------------------------------------------------
                                                   1 Year       1 Year       More than
                                                  or Less      to 3 Years     3 Years         Total
                                                  -------      ----------     -------         -----
                                                                     (Dollars in thousands)
Interest-earning assets:
Real estate loans:
 Conventional:
   Fixed-rate                                    $  3,739      $ 8,298       $ 58,405     $  70,442
   Adjustable-rate                                120,336       43,183          4,791       168,310
 Construction                                       1,617        1,499             --         3,116
Land loans                                          4,188           --             --         4,188
Consumer loans                                     39,327          602            539        40,468
Business loans                                      5,128           --             18         5,146
Loans in process, allowance
  for loan losses and net
  deferred loan fees                                   --           --         (5,878)       (5,878)
                                                 --------      -------       --------     ---------
Total loans (1)                                   174,335       53,582         57,875       285,792
Mortgage-backed securities                            412          231          1,960         2,603
Other interest-earning assets                       5,430        4,503         27,336        37,269
                                                 --------      -------       --------     ---------
Total interest-earning assets                    $180,177      $58,316       $ 87,171     $ 325,664
                                                 ========      =======       ========     =========
Interest-bearing liabilities:
Deposits:
  Passbook and NOW accounts (2)                  $     --      $    --       $ 61,748     $  61,748
  Money market fund accounts                       59,208           --             --        59,208
  Certificates of deposit                         106,009       49,176         20,172       175,357
                                                 --------      -------       --------     ---------
Total deposits                                    165,217       49,176         81,920       296,313
                                                 --------      -------       --------     ---------
Total interest bearing liabilities               $165,217      $49,176       $ 81,920     $ 296,313
                                                 ========      =======       ========     =========

GAP                                              $ 14,960      $ 9,140       $  5,251     $  29,351
Cumulative GAP                                   $ 14,960      $24,100       $ 29,351
Cumulative GAP as a percentage of total assets       4.40%        7.10%          8.64%

- - ----------

(1) Contractual maturities of loans do not reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and due-on-sale clauses.

(2) Management believes that a significant amount of passbook and NOW accounts are core deposits.

REGULATORY ISSUES
- - --------------------------------------------------------------------------------

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. In connection with an examination of the Bank, the Bank entered into a written agreement with the OTS dated June 4, 1993 (the "Supervisory Agreement") providing for measures to address the regulatory compliance concerns of the OTS regarding the Bank's policies and procedures with respect to certain matters. Pursuant to the Supervisory Agreement, the Board of Directors of the Bank has provided reports to the OTS documenting the actions taken under the Supervisory Agreement. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material impact on the Bank and its operations. Management cannot predict what, if any, future legislation may be enacted or regulations adopted or what impact any such actions may have on the Company or the Bank.

The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Deposit insurance premiums to both the SAIF and the Bank Insurance Fund ("BIF") of the FDIC were identical when both funds were created in 1989. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and lowered BIF deposit insurance premium rates for all but the riskiest institutions. Effective January 1, 1996, BIF deposit insurance premiums for well-capitalized banks were further reduced to the statutory minimum of $2,000 per institution per year. Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at 0.23% to 0.31% of deposits, based upon an institution's supervisory evaluations and capital levels. The current discrepancy in deposit insurance premiums between the BIF and the SAIF could place the Bank at a competitive disadvantage to BIF insured institutions.

The current financial condition of the SAIF has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment. After the special assessment, it is expected that the SAIF would achieve its designated reserve ratio and that SAIF premium rates would then become comparable to BIF rates. The proposed legislation also contemplates a merger of the SAIF into the BIF, which would require separate legislation. The Company is unable to predict whether this legislation will be enacted or the amount or applicable retroactive date of any one-time assessment or the rates that would then apply to assessable SAIF deposits.

                             HAVERFIELD CORPORATION

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- - --------------------------------------------------------------------------------

The Housing and Urban Development ("HUD") Mortgagee Review Board has proposed that the Bank enter into a settlement agreement and indemnify HUD for HUD/FHA insurance claims and associated costs paid against insured properties affected by the indictment and guilty plea of a former loan originator of the Bank on charges of fraud. The Bank is submitting this request for indemnification to its insurance carrier to determine if the claim by HUD is covered in whole or in part by policies of insurance maintained by the Bank. The settlement agreement provides for indemnification to HUD by the Bank for a sum which shall not exceed $707,866.25. The Bank is negotiating with HUD the resolution of this claim and no assurances can be given as to the outcome of these negotiations.

ITEM 2.  CHANGES IN SECURITIES
- - --------------------------------------------------------------------------------
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
- - --------------------------------------------------------------------------------
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - --------------------------------------------------------------------------------
At the Annual Meeting of Shareholders of the Registrant held on April 24, 1996, the appointment of Deloitte & Touche LLP as the Registrant's independent auditors for 1996 was approved.

ITEM 5. OTHER INFORMATION
- - --------------------------------------------------------------------------------
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- - --------------------------------------------------------------------------------
(a) Exhibits

        (27)   Financial Data Schedule -- Edgar Only

(b) Reports on Form 8-K

        NONE

                             HAVERFIELD CORPORATION

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HAVERFIELD CORPORATION



Dated: May 14, 1996          /S/ William A. Valerian
                             -----------------------------------------
                             William A. Valerian
                             President and Chief Executive Officer


Dated: May 14, 1996          /S/ Richard C. Ebner
                             -----------------------------------------
                             Richard C. Ebner
                             Executive Vice President, Chief Operating Officer,
                             Chief Financial Officer and Treasurer