Form 10-Q
period 1996-06-30
HAVERFIELD CORP
filed 1996-07-26
CIK 846917

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

          X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         ---           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
         ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17947


                            HAVERFIELD CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Ohio                                           34-1606726
- --------------------------------------------------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


Terminal Tower, 50 Public Square, Suite 444, Cleveland, Ohio  44113-2203
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

                                     YES  x   NO
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Shares, $0.01 par value                 1,906,591
- --------------------------------------------------------------------------------
          (Class)                           (Outstanding at July 25, 1996)

                             HAVERFIELD CORPORATION

                                     INDEX
- ----------------------------------------------------------------------------------------
                                                                                   PAGE
                                                                                   ----
        PART I. FINANCIAL INFORMATION
                Consolidated Statements of Financial Condition
                        June 30, 1996, December 31, 1995 and June 30, 1995           3
                Consolidated Statements of Income
                        Three Months Ended June 30, 1996 and 1995                    4
                        Six Months Ended June 30, 1996 and 1995                      5
                Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 1996 and 1995                      6
                Notes to Consolidated Financial Statements                           7

                Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                       16
        PART II. OTHER INFORMATION
                Item 1 - Legal Proceedings                                          23
                Item 2 - Changes in Securities                                      23
                Item 3 - Defaults Upon Senior Securities                            23
                Item 4 - Submission of Matters to a Vote of Security Holders        23
                Item 5 - Other Information                                          23
                Item 6 - Exhibits and Reports on Form 8-K                           23


                         PART I - FINANCIAL INFORMATION

                             HAVERFIELD CORPORATION
           Consolidated Statements of Financial Condition (unaudited)
- --------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                        June 30, 1996   December 31, 1995    June 30, 1995
                                                        -------------   -----------------    -------------
ASSETS

Cash and due from banks                                   $ 5,215          $  7,647             $  6,372
Due from banks-interest bearing                               100               100                  200
Federal funds sold                                          3,155             4,396               22,846
Investment securities:
  Available for sale, at fair value (amortized cost of     28,570            47,184               30,926
  $29,267, $47,034, and $30,889, respectively)
Mortgage-backed securities:
  Available for sale, at fair value (amortized cost of      2,444             2,754                3,052
  $2,396, $2,672, and $2,973, respectively)
Loans (net of allowance for loan losses of $2,777,
  $2,734 and $2,710, respectively)                        285,740           283,560              280,572
Premises and equipment                                      3,938             3,953                4,024
Accrued interest and other assets                           5,002             4,745                4,786
Cost in excess of fair value of net assets acquired            62               166                  579
                                                         --------          --------             --------
    TOTAL                                                $334,226          $354,505             $353,357
                                                         ========          ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Passbook/statement accounts                            $  42,140         $  45,564            $  50,530
  Non-interest-bearing NOW accounts                          8,369            11,072               10,045
  Interest bearing NOW accounts                             17,016            13,804               13,277
  Money market fund accounts                                59,147            53,876               40,335
  Certificates of deposit                                  162,391           193,463              203,545
                                                          --------          --------             --------
    Total deposits                                         289,063           317,779              317,732
Advances from Federal Home Loan Bank                         8,000                --                   --
Advances by borrowers for taxes and insurance                  719             5,740                  257
Accrued interest and other liabilities                       8,030             2 928                8,043
                                                          --------          --------             --------
Total liabilities                                          305,812           326,447              326,032
                                                          --------          --------             --------
Preferred stock; 1,000,000 shares authorized;
  none issued                                                   --                --                   --
Common stock, par value $.01 per share; 5,000,000
  shares authorized; issued: 1,915,893 shares,
  1,894,475 shares and 1,721,235 shares, respectively           19                19                   17
Capital in excess of par value                              16,510            16,353               13,831
Retained earnings                                           12,433            11,669               13,512
Net unrealized appreciation (depreciation) in the fair
  value of securities (net of deferred income taxes of
  $(221), $79 and $40, respectively)                          (430)              153                   77
Common shares in treasury, at cost (9,301 shares,
  11,790 shares and 9,006 shares, respectively)               (118)             (136)                (112)
                                                          --------          --------             --------
Total shareholders' equity                                  28,414            28,058               27,325
                                                          --------          --------             --------
    TOTAL                                                 $333,226          $354,505             $353,357
                                                          ========          ========             ========



See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                               1996     1995
                                                               ----     ----
Interest income:
        Loans                                                 $6,096   $5,860
        Investments and other                                    549      744
        Mortgage-backed securities                                49       62
                                                              ------   ------
          Total interest income                                6,694    6,666
                                                              ------   ------

Interest expense:
        Deposits                                               3,437    3,847
        Advances from Federal Home Loan Bank                      64        2
                                                              ------   ------
          Total interest expense                               3,501    3,849
                                                              ------   ------
        Net interest income                                    3,193    2,817
        Provision for loan losses                                 34       30
                                                              ------   ------
        Net interest income after provision for loan losses    3,159    2,787
                                                              ------   ------

Noninterest income:
        Servicing income                                         114      136
        Service fees and other charges                           272      304
        Other income                                              76       32
                                                              ------   ------
          Total noninterest income                               462      472
                                                              ------   ------

Noninterest expense:
        Employee compensation and benefits                       994      977
        Occupancy and equipment                                  479      468
        Advertising                                              202      123
        Insurance premiums                                       201      183
        Amortization of intangibles                               31      207
        Data processing fees                                      80       87
        Other expenses                                           664      532
                                                              ------   ------
          Total noninterest expense                            2,651    2,577
                                                              ------   ------

Income before income taxes                                       970      682
Provision for income taxes                                       330      229
                                                              ------   ------
Net income                                                    $  640   $  453
                                                              ======   ======

Net income per common share                                   $  .33   $  .24
                                                              ======   ======

Cash dividend paid per common share                           $ .135   $ .127
                                                              ======   ======



See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
- --------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)


                                                 Six Months Ended June 30,
                                                 -------------------------

                                                       1996      1995
                                                       ----      ----
Interest income:
        Loans                                         $12,129   $11,428
        Investments and other                           1,332     1,065
        Mortgage-backed securities                        102       126
                                                      -------   -------
          Total interest income                        13,563    12,619
                                                      -------   -------

Interest expense:
  Deposits                                              7,241     6,958
  Advances from Federal Home Loan Bank                     64        57
                                                      -------   -------
          Total interest expense                        7,305     7,015
                                                      -------   -------

Net interest income                                     6,258     5,604
Provision for loan losses                                  68        61
                                                      -------   -------
Net interest income after provision for loan losses     6,190     5,543
                                                      -------   -------


Noninterest income:
        Service fees and other charges                    605       629
        Servicing income                                  235       278
        Other income                                      143        43
                                                      -------   -------
          Total noninterest income                        983       950
                                                      -------   -------


Noninterest expense:
        Employee compensation and benefits              1,983     2,043
        Occupancy and equipment                           967       953
        Advertising                                       286       267
        Insurance premiums                                401       366
        Amortization of intangibles                       115       414
        Data processing fees                              174       181
        Other expenses                                  1,310     1,020
                                                      -------   -------
          Total noninterest expense                     5,236     5,244
                                                      -------   -------

Income before income taxes                              1,937     1,249
Provision for income taxes                                659       422
                                                      -------   -------
Net income                                            $ 1,278   $   827
                                                      =======   =======
Net income per common share                           $   .67   $   .44
                                                      =======   =======
Cash dividend paid per common share                   $   .270   $  .254
                                                      ========  ========



See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
               Consolidated Statements of Cash Flows (unaudited)
- --------------------------------------------------------------------------------
                             (Dollars in thousands)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                                1996        1995
                                                                ----        ----
OPERATING ACTIVITIES:

Net income                                                     $ 1,278      $  827
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses                                         68          61
  Amortization of intangibles                                      115         414
  Depreciation                                                     343         400
  Amortization of deferred loan fees                              (143)        (80)
  Federal Home Loan Bank stock dividends                           (92)        (80)
  Net change in other assets and other liabilities               4,659       4,518
  Net change in accrued interest receivable and
   accrued interest payable                                        202        (318)
  Other                                                            (11)        (94)
                                                               -------      ------
    Net cash provided by operating activities                    6,419       5,648
                                                               -------      ------

INVESTING ACTIVITIES:
Disbursements on loans originated                              (48,250)    (33,254)
Proceeds from:
  Loan repayments and maturities                                49,432      33,200
  Mortgage-backed security repayments and maturities               272         150
  Investment security calls and maturities                      23,000       1,000
  Sale of real estate owned                                        218          --
Purchases of:
  Loans                                                         (3,714)       (775)
  Investment securities                                         (5,099)    (20,093)
  Premises and equipment                                          (328)        (87)
Decrease (increase) in federal funds sold                        1,242     (15,946)
Other                                                              452          84
                                                               -------      ------
  Net cash provided by (used in) investing activities           17,225     (35,721)
                                                               -------      ------

FINANCING ACTIVITIES:
Net increase (decrease) in passbook, NOW and money
 market fund accounts                                            2,355      (4,317)
Net increase (decrease) in certificates of deposit             (31,071)     42,781
Net increase in short-term advances                              8,000          --
Repayments of borrowings                                            --      (2,016)
Net decrease in mortgage escrow deposits                        (5,021)     (5,787)
Proceeds from exercise of stock options                            142           8
Payment of cash dividends                                         (514)       (480)
Resale (purchase) of treasury shares                                33         (39)
                                                               -------      ------
  Net cash provided by (used in) financing activities          (26,076)     30,150
                                                               -------      ------
Net increase (decrease) in cash and due from banks              (2,432)         77
Cash and due from banks at beginning of period                   7,647       6,295
                                                               -------      ------
Cash and due from banks at end of period                       $ 5,215     $ 6,372
                                                               =======     =======


See notes to consolidated financial statements.


                             HAVERFIELD CORPORATION
                   Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

1. The accounting policies of Haverfield Corporation ("Haverfield" or the "Company") conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant policies follows:

NATURE OF OPERATIONS - Haverfield is a unitary savings and loan holding company whose principal operating subsidiary is Home Bank, F.S.B. (the "Bank"). The Company is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, various types of consumer loans and commercial loans in its market area. The Company's principal market area consists of suburban communities of Cleveland, and the Company's business is conducted through its corporate office located in Cleveland, Ohio and ten branch offices located in Beachwood, Brooklyn, Cleveland, Euclid, Lakewood, Mayfield Village, Mentor, Rocky River, University Heights, and Westlake, Ohio. Loans and deposits are primarily generated from the areas where its banking offices are located. The Company's income is derived predominantly from interest on loans and investments and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage in real estate development activities and investment counseling which are not material to its operations as a whole and are not significant enough to constitute a business segment.

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, (b) the financial position at June 30, 1996, December 31, 1995 and June 30, 1995, and (c) cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results which may be expected for a full year. Certain amounts previously reported in the prior years consolidated financial statements have been reclassified to conform with the current presentation.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES - At the time of purchase, securities are classified as either held for trading, available for sale or held for investment, based upon management's intent. Securities held for trading are carried at estimated market value with the adjustment, if any, reflected in the statement of income. Securities classified as available for sale are also carried at estimated market value; however, the adjustment, if any, is reflected in shareholders' equity. Securities held for investment continue to be carried at amortized cost. Gains or losses on the sale of securities, representing the difference between net proceeds and carrying value, are recorded in noninterest income on the trade date using the specific identification method.

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

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a
Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Conse-quently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. The amounts of impaired loans, as defined by SFAS No. 114, and impaired loans for which foreclosure is probable are not significant and have not changed materially since December 31, 1995. The initial adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the financial condition or results of operations of the Company.

The Company's policy for recognition of interest on impaired loans, including how cash receipts are recorded, is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

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

NONPERFORMING LOANS - Loans considered to be nonperforming include nonaccrual, accruing loans delinquent 90 days or more, and restructured loans. Loans are classified as nonaccrual when, in management's judgment, the borrower no longer has the ability and intent to make periodic interest and principal payments. Loans are classified as accruing loans delinquent 90 days or more when the loan is 90 days or more past due, is fully secured, and, in management's judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or the term due to the inability of the borrower to meet the obligation under the original terms.

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

EARNINGS PER COMMON SHARE - Earnings per common share was computed using the weighted average number of common shares outstanding for the period. The weighted average shares used in the computation of earnings per common share was 1,904,376 shares and 1,884,111 shares during the three-month periods ended June 30, 1996 and 1995, respectively. The weighted average shares used in the computation of earnings per common share was 1,895,648 shares and 1,884,742 shares during the six-month periods ended June 30, 1996 and 1995, respectively.

On August 23, 1995, the Board of Directors of the Company declared a 10% stock dividend payable to shareholders of record on September 15, 1995. The stock dividend was distributed on October 1, 1995. Earnings per common share for prior periods has been computed giving retroactive effect to the stock dividend.

CONSOLIDATED STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $716,000 and $779,000 at June 30, 1996 and 1995, respectively.

Income tax payments made for the six months ended June 30, 1996 and 1995 were $900,000 and $550,000, respectively. Interest paid on deposits and other borrowings totaled $7,347,000 and $6,885,000 for the six months ended June 30, 1996 and 1995, respectively. There were no loans made to finance the sale of foreclosed real estate during the six months ended June 30, 1996 and 1995. There were no acquisitions of real estate property through foreclosure during the six months ended June 30, 1996 and 1995.

NEW ACCOUNTING STANDARDS - During March, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for 1996 with impairment losses resulting from its application being reported in the period in which the recognition criteria are first applied and met.

During May, 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires that the right to service loans, acquired either through the purchase or origination of the loan and retained after the loans have been sold or securitized, shall be recognized as an asset by allocating the total cost of the loans to mortgage servicing rights and loans based on the relative fair values. The provisions of this statement shall be applied prospectively beginning in 1996, to transactions in which mortgage loans are sold or securitized with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard is effective for fiscal years beginning after December 15, 1995. The standard presents financial accounting and reporting standards for stock-based employee compensation plans including stock purchase plans, stock options and restricted stock. SFAS No. 123 establishes a fair value based method of accounting for such plans, rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. While the SFAS No. 123 fair value based method is considered by the FASB to be preferable to the APB 25 method, entities are allowed to continue to use the APB 25 method. Entities not adopting the fair value method under SFAS No. 123 are required to present pro forma net income and earnings per share, in the notes to the annual financial statements, as if the fair value based method had been adopted. Management has elected to continue the use of the APB 25 method.

Management adopted these statements on January 1, 1996. The impact of adopting these statements on the financial condition and results of operations of the Company was not significant.

In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement supersedes SFAS No. 122. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.


     2. Amortized cost, estimated market values and weighted average end-of-period yields of investment securities classified as available for sale by contractual maturity are summarized as follows:


                                              June 30, 1996            December 31, 1995                  June 30, 1995
                                       -------------------------  ----------------------------   -----------------------------
                                      Amortized  Market          Amortized   Market             Amortized    Market
                                         Cost    Value     Yield    Cost     Value       Yield     Cost      Value       Yield
                                       -------   -------   -----  -------   -------      -----   -------    -------      -----
                                                                 (Dollars in thousands)

U.S. Government obligations:
  Due in one year or less              $ 1,000   $ 1,007   7.25%  $ 2,000   $ 2,016      5.81%   $ 4,375   $ 4,373      5.98%
  Due after 1 year through 5 years       9,984     9,867   6.20%   23,977    24,055      6.81%    17,490    17,532      7.06%
  Due after 5 years through 10 years    15,478    14,892   6.90%   18,443    18,499      6.97%     6,500     6,497      7.57%
                                       -------   -------          -------   -------              -------   -------
Total                                   26,462    25,766   6.65%   44,420    44,570      6.83%    28,365    28,402      7.01%
                                       -------   -------          -------   -------              -------   -------

Marketable equity securities               100        99   6.41%       --        --        --         --        --        --
Federal Home Loan Bank stock             2,705     2,705   7.00%    2,614     2,614      7.00%     2,524     2,524      6.63%
                                       -------   -------          -------   -------              -------   -------
Total                                  $29,267   $28,570   6.68%  $47,034   $47,184      6.84%   $30,889   $30,926      6.98%
                                       =======   =======          =======   =======              =======   =======


Investment securities totaling $5.8 million at June 30, 1996, were pledged as collateral for deposits and a standby letter of credit commitment, and the Federal Home Loan Bank stock was pledged as collateral for the advances from the Federal Home Loan Bank of Cincinnati.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                June 30, 1996            December 31, 1995          June 30, 1995
                          -----------------------    -----------------------    -----------------------
                             Gross        Gross        Gross         Gross         Gross       Gross
                          Unrealized   Unrealized    Unrealized   Unrealized    Unrealized   Unrealized
                             Gains        Losses       Gains        Losses         Gains       Losses
                          ----------   ----------    ----------   ----------    ----------   ----------
                                                         (In thousands)

U.S. Government obligations    $8         $704          $175         $25           $106          $69
Marketable equity securities    -            1            --          --             --           --
Federal Home Loan Bank stock    -           --            --          --             --           --
                              ---         ----          ----         ---           ----          ---
Total                          $8         $705          $175         $25           $106          $69
                              ===         ====          ====         ===           ====          ===



3. Loans may be exchanged for mortgage-backed securities guaranteed by government agencies. Although long-term and fixed-rate in nature, mortgage-backed securities are more liquid than real estate loans since a large and active secondary market exists.

Amortized cost, estimated market values, and weighted average end-of-period yields of mortgage-backed securities classified as available for sale by contractual maturity are summarized as follows:


                                                     June 30, 1996           December 31, 1995              June 30, 1995
                                            ---------------------------  ---------------------------  ----------------------------
                                            Amortized  Market            Amortized  Market            Amortized  Market
                                                Cost    Value     Yield     Cost     Value     Yield     Cost     Value     Yield
                                            ---------  ------     -----  ---------  ------     -----  ---------  ------     -----
                                                                             (Dollars in thousands)

Pass-through certificates:
  Federal Home Loan Mortgage
  Corporation:
        Due after 5 years through 10 years   $   12   $   12      7.50%   $   14   $   14      7.50%    $ 16   $   16      7.50%
        Due after 10 years                    1,927    1,976      8.62%    2,085    2,168      8.62%   2,317    2,400      8.63%
                                             ------   ------              ------   ------              -----   ------
         Total                                1,939    1,988      8.61%    2,099    2,182      8.61%   2,333    2,416      8.63%
                                             ------   ------              ------   ------              -----   ------

  Government National Mortgage
  Association:
        Due after 1 year through 5 years        119      118      9.09%        1        1      8.35%       1        1      8.36%
        Due after 1 years through 10 years       76       76      9.16%      250      249      9.20%     272      268      9.27%
                                             ------   ------              ------   ------              -----   ------
         Total                                  195      194      9.12%      251      250      9.20%     273      269      9.27%
                                             ------   ------              ------   ------              -----   ------

Collateralized mortgage obligations:
          Due in 1 year or less                 156      156      5.19%      201      201      5.47%      --       --        --
          Due after 1 year through 5 years       --       --        --        --       --        --      233      233      5.41%
          Due after 10 years                    106      106      6.06%      121      121      5.68%     134      134      6.06%
                                             ------   ------              ------   ------              -----   ------
           Total                                262      262      5.54%      322      322      5.55%     367      367      5.65%
                                             ------   ------              ------   ------              -----   ------
Total                                        $2,396   $2,444      8.32%   $2,672   $2,754      8.30%  $2,973   $3,052      8.32%
                                             ======   ======              ======   ======             ======   ======

At June 30, 1996, mortgage-backed securities totaling $871,000 were pledged as collateral for public funds on deposit with the Bank.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                      June 30, 1996            December 31, 1995           June 30, 1995
                                 -----------------------    -----------------------    -----------------------
                                    Gross        Gross        Gross         Gross         Gross       Gross
                                 Unrealized   Unrealized    Unrealized   Unrealized    Unrealized   Unrealized
                                    Gains        Losses       Gains        Losses         Gains       Losses
                                 ----------   ----------    ----------   ----------    ----------   ----------

Pass-through certificates:
  Federal Home Loan Mortgage
    Corporation                       $49         $-           $83           $--           $83         $--
  Government National Mortgage
    Association                         -          1             -             1             -           4
 Collateralized mortgage obligations    -          -             -             -             -           -
                                      ---         --           ---           ---           ---         ---
 Total                                $49         $1           $83            $1           $83          $4
                                      ===         ==           ===           ===           ===         ===


     4. The loan portfolio is comprised primarily of residential and, to a lesser extent, commercial real estate loans granted to customers residing in northeastern Ohio. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is to a degree dependent upon the general economic conditions of the region.

All loans are classified as held for investment at June 30, 1996. The composition of the loan portfolio is as follows:


                                               June 30, 1996  December 31, 1995  June 30, 1995
                                               -------------  -----------------  -------------
                                                             (In thousands)

Real estate loans - mortgage                       $ 236,866    $ 238,181        $ 242,123
Real estate loans - construction                       4,963        1,616            2,173
Land                                                   3,839        4,461            4,080
Business loans                                         5,519        4,758            1,794
Consumer and other loans                              41,717       40,055           35,550
                                                     -------      -------          -------
                                                     292,904      289,071          285,720

LESS:
Undisbursed portion of loans in process               (3,326)      (1,711)          (1,448)
Unearned income on consumer loans                        (11)         (18)             (33)
Amount due other financial institutions
  relating to wrap around mortgage loans                (141)        (145)            (150)
Deferred loan fees                                      (909)        (903)            (807)
Allowance for loan losses                             (2,777)      (2,734)          (2,710)
                                                     -------      -------          -------
                                                   $ 285,740    $ 283,560        $ 280,572
                                                     =======      =======          =======

At June 30, 1996, December 31, 1995 and June 30, 1995, loans serviced for others amounted to $125.6 million, $139.5 million and $151.3 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.


5. The following table summarizes nonaccrual, past due and repossessed assets.

                                                   June 30, 1996    December 31, 1995   June 30, 1995
                                                   -------------    -----------------   -------------
                                                                  (Dollars in thousands)

Nonaccrual loans                                       $1,259           $1,303           $1,167
Loans past due 90 days and accruing                        15               21               33
Repossessed assets                                        459              737              567
                                                       ------           ------           ------
  Total nonperforming assets                           $1,733           $2,061           $1,767
                                                       ======           ======           ======
Percent of nonperforming loans to total loans             .43%             .46%             .42%
Percent of nonperforming assets to total assets           .52%             .58%             .50%


The loans included above are secured by real estate or other collateral which limits the Company's exposure to loss. At June 30, 1996, there were no significant commitments outstanding to lend additional funds to borrowers with nonperforming loans. For all periods presented, there have been no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates.

In addition to the loans disclosed in the table above, the Bank has a $1.1 million loan secured by a strip shopping center located in Northeast Ohio. The shopping center has experienced higher-than-expected vacancies, and the cash flow from the property has not been sufficient to meet the principal and interest due on the loan. The borrower has maintained the loan current through June 30, 1996. The borrower is working to cure the vacancies; however, continued high vacancies and cash flow shortages could cause management to place this loan on nonaccrual status.

6. In the normal course of business, various commitments and contingent liabilities arise, including commitments to originate real estate loans and commitments to extend credit. Commitments to borrowers for unused lines of credit and to originate loans are summarized below:

                          June 30, 1996    December 31, 1995         June 30, 1995
                          -------------    -----------------         -------------
                                           (In thousands)
Commitments to originate:
  Fixed rate loans             $ 3,063              $  856             $ 1,349
  Variable rate loans            7,087               2,765               3,046
Unused line of credit           66,751              57,134              49,939



Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon the credit extension, is based on management's credit evaluation of the counter-party. The Company generally extends credit only on a secured basis. Collateral held usually includes residential and commercial real estate.

The Bank is a 19.6% participant in a standby letter of credit totaling $10.2 million, which expires on September 1, 1996. This standby letter of credit was issued to guarantee the payment of principal and interest on multi-family housing revenue bonds, issued to finance a 240-unit apartment complex in Stone Mountain, Georgia. The Bank had outstanding commitments under this standby letter of credit of $2.1 million at June 30, 1996, December 31, 1995 and June 30, 1995. The Bank has established a $322,000 liability for credit loss for this standby letter of credit. On July 15, 1996, this standby letter of credit was called and the entire $2.1 million plus interest was advanced. The property is in the process of sale. The Bank does not anticipate any material loss due to this transaction.

During the first quarter of 1996, the Housing and Urban Development ("HUD") Mortgagee Review Board proposed that the Bank indemnify HUD for HUD/FHA insurance claims and associated costs paid against insured properties affected by the indictment and guilty plea of a former loan originator of the Bank on charges of fraud relating to loan activities from 1991. A settlement of these claims has been reached under which the Bank paid $545,000 to HUD in July, 1996. The Bank has submitted a proof of loss to its insurer. The insurer has not yet determined whether there is coverage. Management believes that this claim by HUD is covered by insurance maintained by the Bank; however, no assurances can be given as to the outcome of this request for indemnification. The Bank has recorded a loss provision in the amount of $200,000 in connection with this matter.


7. The composition of premises and equipment is as follows:

                            June 30, 1996    December 31, 1995       June 30,1995
                            -------------    -----------------       ------------
                                               (In thousands)

land and improvements              $ 672                $ 669              $ 997
Buildings and improvements         1,716                1,658              2,402
Furniture and fixtures             5,117                5,023              4,946
Leasehold improvements             1,972                1,799              1,564
                                   -----                -----              -----
                                   9,477                9,149              9,909
Accumulated depreciation
and amortization                   5,539                5,196              5,885
                                   -----                -----              -----
                                  $3,938               $3,953             $4,024
                                   =====                =====              =====

In December, 1995, the Bank completed the sale of its Madison Office which resulted in an after-tax gain of $204,000.

8. Accrued interest and other assets consists of the following:

                            June 30, 1996       December 31, 1995       June 30, 1995
                            -------------       -----------------       -------------
                                         (In thousands)

Accrued interest               $2,359                $2,602               $2,144
Real estate owned                 459                   737                  567
Other assets                    2,184                 1,406                2,075
                               ------                ------               ------
                               $5,002                $4,745               $4,786
                               ======                ======               ======


9. Accrued interest and other liabilities consists of the following:


                            June 30, 1996        December 31, 1995       June 30, 1995
                            -------------        -----------------       -------------
                                         (In thousands)

Accrued interest payable       $  635                $  676                $  882
Collections on loans serviced     503                   465                   564
Other liabilities               6,892                 1,787                 6,597
                               ------                ------                ------
                               $8,030                $2,928                $8,043
                               ======                ======                ======

10. Advances from the Federal Home Loan Bank (the "FHLB") at June 30, 1996 consist of:

Maturity Date              Balance                Rate
- -------------              -------                ----
                       (In thousands)

August 16, 1996            $1,000                 5.45%
August 22, 1996             2,000                 5.45%
September 25, 1996          2,000                 5.40%
December 18,1996            1,000                 5.60%
June 20, 1997               2,000                 5.55%
                            -----
                           $8,000
                            =====


Advances from the FHLB are secured by qualifying real estate loans with a fair market value equal to approximately 175% of the advances outstanding and stock in the FHLB. These advances are subject to restrictions or penalties in the event of prepayment.

On April 4, 1995, the Bank repaid a $2 million advance from the FHLB, including a prepayment penalty of $16,000. The advance had an interest rate of 10.30% and a maturity date of June 26, 1995.

The Company has a one-year revolving credit facility from a third-party lender in the amount of $1 million. The interest rate associated with this credit facility is based on the prime rate. The Company has not drawn on this credit facility.


11. Under the current capital regulations, the Bank must have: (i) core capital equal to 3.0% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets, and (iii) total capital equal to 8.0% of risk-weighted assets. Risk-weighted assets are comprised primarily of financial instruments, mortgage-backed securities, loans and real estate owned. The risk-weighted assets are assigned a risk weighting from 0-100% based on their relative risk. The Bank was in compliance with these regulatory capital regulations on June 30, 1996, December 31, 1995 and June 30, 1995.

The following is a summary of the Bank's capital levels at June 30, 1996:

                                  Core Capital      Tangible Capital      Risk-Based Capital
                                  ------------      ----------------      ------------------
                                                (Dollars in thousands)

Total regulatory capital        $24,368  7.30%       $24,368   7.30%       $27,083   11.39%
Regulatory capital required      10,018  3.00%         5,009   1.50%        19,015    8.00%
                                -------  ----         ------   ----         ------   -----
Regulatory capital excess       $14,350  4.30%       $19,359   5.80%       $ 8,068    3.39%
                                =======  ====         ======   ====         ======   =====

Management believes that, under current regulations, the minimum capital requirements will continue to be met in the foreseeable future. However, events beyond the control of management, such as increased general interest rates or a downturn in the local economy of northeastern Ohio where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability to meet its future minimum capital requirements.

                             HAVERFIELD CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Net income for the six months ended June 30, 1996 was $1.3 million, compared to $827,000 for the six months ended June 30, 1995. This increase resulted mainly from a 12% improvement in net interest income, which increased $654,000 from 1995, and a $72,000 increase in fee income attributable to the Bank's financial services subsidiary. Return on average assets for the six months ended June 30, 1996 was .76% compared with .50% in the same period of 1995. Return on average equity was 8.89% for the first six months of 1996, compared with 6.01% in the same period of 1995.

Net income for the three months ended June 30, 1996 and 1995 was $640,000 and $453,000, respectively. Return on average assets for the three months ended June 30, 1996 was .75% compared with .53% in the same period of 1995. Return on average equity was 8.91% for the three months ended June 30, 1996, compared with 6.52% in the same period of 1995.


NET INTEREST INCOME
- --------------------------------------------------------------------------------
Net interest income for the six months ended June 30, 1996 totaled $6.3 million, compared to $5.6 million for the first six months of 1995. The interest rate spread increased 30 basis points to 3.35%. Due to a general increase in interest rates, the weighted average yield on earning assets increased 40 basis points, while the yield paid on interest-bearing liabilities increased 10 basis points.
An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balances are determined on a daily basis.


                                                                               Six Months Ended June 30,
                                                  -------------------------------------------------------------------------------
                                                                1996                                      1995
                                                  ------------------------------------        -----------------------------------
                                                  Average                      Average        Average                     Average
                                                  Balance     Interest           Rate         Balance   Interest           Rate
                                                  -------     --------         -------        -------   --------          -------
                                                                                 (Dollars in thousands)
Interest-earning assets:

  Loans                                          $286,829    $ 12,129            8.46%       $284,728    $11,428           8.04%
  Investments and other                            41,408       1,332            6.38          36,043      1,065           5.89
  Mortgage-backed securities                        2,602         102            7.81           3,097        126           8.14
                                                 --------    --------            ----        --------    -------           ----
  Total interest-earning assets                   330,839      13,563            8.20         323,868     12,619           7.80
                                                             --------            ----                    -------           ----
Noninterest-earning assets                          7,272                                       7,792
                                                 --------                                    --------
  Total assets                                   $338,111                                    $331,660
                                                 ========                                    ========
Interest-bearing liabilities:
  Passbook/statement accounts                    $ 43,880         540            2.47        $ 53,129        650           2.47
  NOW accounts                                     24,805         111             .90          24,842        123           1.00
  Money market fund accounts                       57,270       1,386            4.87          35,551        890           5.05
  Certificates of deposit                         174,835       5,204            5.99         183,181      5,295           5.83
                                                 --------    --------            ----        --------    -------           ----
  Total deposits                                  300,790       7,241            4.84         296,703      6,958           4.73
  FHLB advances                                     2,363          64            5.37           1,160         57           9.93
                                                 --------    --------            ----        --------    -------           ----
  Total interest-bearing liabilities              303,153       7,305            4.85         297,863      7,015           4.75
                                                             --------            ----                    -------           ----
Noninterest bearing liabilities                     6,065                                       6,047
                                                 --------                                    --------
  Total liabilities                               309,218                                     303,910
Shareholders' equity                               28,893                                      27,750
                                                 --------                                    --------
  Total liabilities and shareholders' equity     $338,111                                    $331,660
                                                 ========                                    ========
Net interest income/interest rate spread                     $  6,258            3.35%                   $ 5,604          3.05%
                                                             =========           ====                    =======          ====
Net interest margin                                                              3.80%                                    3.49%
                                                                                 ====                                     ====




The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 1996 versus June 30, 1995 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.


                                     Six Months June 30, 1996 vs. Six Months June 30, 1995
                                     -----------------------------------------------------
                                                          Change Due To
                                                        ------------------
                                         Total Change    Volume      Rate
                                         ------------    ------      ----
                                                  (In thousands)
 Interest income:
  Loans                                      $ 701      $  83       $ 618
  Investments and other                        267        167         100
  Mortgage-backed securities                   (24)       (19)         (5)
                                             -----      -----       -----
    Total                                      944        231         713
                                             -----      -----       -----
Interest expense:
  Deposits                                     283         97         186
  FHLB advances                                  7         41         (34)
                                             -----      -----       -----
    Total                                      290        138         152
                                             -----      -----       -----
Increase (decrease) in net interest income   $ 654      $  93       $ 561
                                             =====      =====       =====


Net interest income was $3.2 million for the three month period ended June 30, 1996 compared to $2.8 million for the three month period ended June 30, 1995. The interest rate spread for the three months ended June 30, 1996 increased 56 basis points to 3.48%. An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balances are determined on a daily basis.


                                                                               Three Months Ended June 30,
                                                  -------------------------------------------------------------------------------
                                                                1996                                      1995
                                                  ------------------------------------        -----------------------------------
                                                  Average                      Average        Average                     Average
                                                  Balance     Interest           Rate         Balance   Interest           Rate
                                                  -------     --------         -------        -------   --------          -------
                                                                                 (Dollars in thousands)
Interest-earning assets:
        Loans                                      $288,177   $  6,096          8.47%        $285,491    $5,860             8.21%
        Investments and other                        35,379        549          6.16           48,595       744             6.09
        Mortgage-backed securities                    2,512         49          7.74            3,090        62             8.07
                                                    -------      -----          ----          -------     -----             ----
        Total interest-earning assets               326,068      6,694          8.21          337,176     6,666             7.90
                                                                 -----          ----                      -----             ----
Noninterest-earning assets                            7,295                                     7 742
                                                    -------                                   -------
        Total assets                               $333,363                                  $344,918
Interest-bearing liabilities:                       =======                                   =======
        Passbook/statement accounts                $ 43,125        266          2.48         $ 51,811       319             2.47
        NOW accounts                                 25,281         53           .84           25,027        62              .99
        Money market fund accounts                   58,617        696          4.78           35,998       462             5.14
        Certificates of deposit                     166,037      2,422          5.87          197,142     3,004             6.11
                                                    -------      -----          ----          -------     -----             ----
         Total deposits                             293,060      3,437          4.72          309,978     3,847             4.98
        FHLB advances                                 4,725         64          5.37               66         2            13.73
                                                    -------      -----          ----          -------     -----             ----
        Total interest-bearing liabilities          297,785      3,501          4.73          310,044     3,849             4.98
                                                                 -----          ----                      -----             ----
Noninterest bearing liabilities                       6,695                                     6,995
                                                    -------                                   -------
        Total liabilities                           304,480                                   317,039
Shareholders' equity                                 28,883                                    27,879
                                                    -------                                   -------
        Total liabilities and shareholders' equity $333,363                                  $344,918
                                                    =======                                   =======
Net interest income/interest rate spread                      $  3,193          3.48%                    $2,817             2.92%
                                                                 =====          ====                      =====             ====
Net interest margin                                                             3.94%                                       3.35%
                                                                                ====                                        ====

                                       17

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 1996 versus June 30, 1995 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.

                             Three Months June 30, 1996 vs. Three Months June 30, 1995
                             ---------------------------------------------------------
                                                          Change Due To
                                                         ----------------
                                         Total Change    Volume      Rate
                                         ------------    ------      ----
                                                  (In thousands)
Interest income:

  Loans                                      $ 236       $  55      $ 181
  Investments and other                       (195)       (206)        (2)
Mortgage-backed securities                     (13)        (11)        11
                                             -----       -----      -----
    Total                                       28        (162)       190
                                             -----       -----      -----
Interest expense:
  Deposits                                    (410)       (204)      (206)
  FHLB advances                                 62          64         (2)
                                             -----       -----      -----
    Total                                     (348)       (140)      (208)
                                             -----       -----      -----
Increase (decrease) in net interest income   $ 376       $ (22)     $ 398
                                             =====       =====      =====

ALLOWANCE FOR LOAN LOSSES
- --------------------------------------------------------------------------------
The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified. Activity in the loan loss allowance for the six months ended June 30, 1996 and 1995 is presented below.

                                  Six Months Ended June 30,
                                  -------------------------
                                      1996          1995
                                      ----          ----
                                   (Dollars in thousands)


Balance, January 1               $   2,734     $   2,665
Provision charged to expense            68            61
Loans charged off                      (29)          (18)
Recoveries                               4             2
                                 ---------     ---------
Balance, June 30                 $   2,777     $   2,710
                                 =========     =========

Average loans                    $ 286,829     $ 284,728
Loans at end-of-period           $ 292,904     $ 285,720
Allowance/average loans                .97%          .95%
Allowance/end-of-period loans          .95%          .95%
Allowance/nonperforming loans       217.97%       225.83%
Allowance/nonperforming assets      160.24%       153.37%


Although management believes that it uses the best information available in determining the adequacy of the allowance for loan losses, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Management believes that the allowance for loan losses is adequate at June 30, 1996.

Nonperforming assets at June 30, 1996, December 31, 1995 and June 30, 1995 are presented in Note 5 of the consolidated financial statements.

ASSET/LIABILITY MANAGEMENT
- --------------------------------------------------------------------------------
The function of asset/liability management is to monitor the maturities and repricing schedules of the components of the balance sheet, and to initiate actions to minimize the Company's vulnerability to changing interest rates while maximizing current and expected net interest yield. Asset/liability management seeks to ensure that assets and liabilities respond to interest rate changes in a similar time frame.

The following tables sets forth at June 30, 1996 the amounts of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified period. No prepayment assumptions or deposit decay rates have been incorporated. The table shows the excess or shortfall of interest-earning assets less interest-bearing liabilities. This excess or shortfall is called the "gap."

                                             Scheduled Maturity or Repricing
                                       --------------------------------------------
                                       1 Year     1 Year     More than
                                       or less   to 3 Years    3 Year         Total
                                       -------   ----------  ---------        -----
                                                (Dollars in thousands)
Interest-earning assets:
Real estate loans:
    Conventional:
       Fixed-rate                    $  3,857    $ 8,527    $  60,016     $  72,400
       Adjustable-rate                108,066     50,949        5,451       164,466
    Construction                        3,464      1,499         --           4,963
Land loans                              3,839       --           --           3,839
Consumer loans                         40,889        642          186        41,717
Business loans                          5,496          7           16         5,519
Loans in process, allowance
    for loan losses and net
    deferred loan fees                   --         --         (7,164)       (7,164)
                                      -------    -------      -------       -------
Total loans(1)                        165,611     61,624       58,505       285,740
Mortgage-backed securities                372        218        1,854         2,444
Other interest-earning assets           6,242      1,497       24,086        31,825
                                      -------    -------      -------       -------
Total interest-earning assets        $172,225    $63,339      $84,445      $320,009
                                      =======    =======      =======       =======
Interest-bearing liabilities:
Deposits:
    Passbook and NOW accounts (2)    $   --      $  --        $59,156      $ 59,156
    Money market fund accounts         59,147       --           --          59,147
    Certificates of deposit           101 640     42,981       17,770       162,391
                                      -------    -------      -------       -------
Total deposits                        160,787     42,981       76,926       280,694
FHLB advances                           8,000       --           --           8,000
                                      -------    -------      -------       -------
Total interest bearing liabilities   $168,787    $42,981      $76,926      $288,694
                                      =======    =======      =======       =======
GAP                                  $  3,438    $20,358      $ 7,519      $ 31,315
Cumulative GAP                       $  3,438    $23,796      $31,315
Cumulative GAP as a percentage of
    total assets                         1.03%      7.12%        9.37%


(1) Contractual maturities of loans do not reflect the actual term of the loan portfolio. The average life of real estate loans is substantially less than their contractual terms because of loan prepayments and due-on-sale clauses.

(2) Management believes that a significant amount of passbook and NOW accounts are core deposits.

NONINTEREST INCOME
- --------------------------------------------------------------------------------
Noninterest income increased to $983,000 for the six months ended June 30, 1996, compared to $950,000 for the same period in 1995, and noninterest income for the three months ended June 30, 1996 totaled $462,000, compared to $472,000 for the same period in 1995. Other income for the six-month period increased $100,000 due mainly to an increase in the income earned by the Bank's financial services subsidiary. Servicing income decreased $43,000 due to the decreased amount of loans serviced for others.

NONINTEREST EXPENSE
- --------------------------------------------------------------------------------
Noninterest expense totaled $5.2 million for both the six months ended June 30, 1996 and the same period in 1995. Employee compensation and benefits decreased $60,000 resulting from a reduction in the full-time equivalent number of employees. A $299,000 decrease in amortization of intangibles was offset by increases in other expenses. The composition of other expenses is as follows:


                                       Six months ended June 30,
                                       -------------------------
                                             1996    1995
                                             ----    ----
                                             (In thousands)

Business and management development       $   56   $   98
Examination/audit expense                     95      115
OTS assessment                                44       40
Postage                                       82       75
Supplies                                      56       46
Telephone                                     71       66
Franchise/sales tax                          193      180
Director fees                                 48       45
Consulting fees                               17       24
Legal fees                                    52       36
Provision for HUD indemnification claim      200       --
Provision for real estate owned losses        80       44
Miscellaneous expenses                       316      253
                                           -----    -----
                                          $1,310   $1,020
                                           =====    =====

The majority of the increase in other expenses is related to the provision for HUD indemnification claim which is discussed in Note 6.

During the first quarter of 1996, a provision for loss on real estate owned was recorded in connection with a commercial property which is carried in Real Estate Owned. The Bank is currently negotiating a sale of the property. The loss provision effectively reduces the Bank's recorded investment in the property to the expected net realizable value of the property.

Noninterest expense for the three month period ended June 30, 1996 totaled $2.7 million, compared to $2.6 million for the same period in 1995.

The composition of other expenses is as follows:

                                  Three months ended June 30,
                                  ---------------------------
                                          1996   1995
                                          ----   ----
                                          (In thousands)

Business and management development       $ 29   $ 50
Examination/audit expense                   48     60
OTS assessment                              22     20
Postage                                     35     26
Supplies                                    24     15
Telephone                                   37     33
Franchise/sales tax                         97     90
Director fees                               25     23
Consulting fees                              5      9
Legal fees                                   6     25
Provision for HUD indemnification claim    183      -
Provision for real estate owned losses       -     44
Miscellaneous expenses                     153    137
                                           ---    ---
                                          $664   $532
                                           ===    ===


FINANCIAL CONDITION
- --------------------------------------------------------------------------------
Total assets decreased from $353.4 million at June 30, 1995 to $334.2 million at June 30, 1996. The majority of this decrease was in the investment portfolio, as deposit funds declined due to disintermediation. Shareholders' equity increased from $27.3 million at June 30, 1995 to $28.4 million at June 30, 1996. The following table shows shareholders' equity per share and tangible shareholders' equity per share.


                                     June 30, 1996     December 31, 1995   June 30, 1995
                                     -------------     -----------------   -----------
Shareholders' equity per share            $14.90             $14.90           $14.51
Tangible shareholders' equity per share   $14.87             $14.82           $14.20


The Board of Directors declared a second quarter dividend of $.135 per share which was paid on June 28, 1996.

FORWARD-LOOKING STATEMENTS
- --------------------------------------------------------------------------------
Various discussions in this Quarterly Report filed with the Securities and Exchange Commission include certain forward-looking statements based on management's current expectations. Those factors which could cause future results to vary from these expectations include, and are not limited to, i) general market rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in the Company's markets, and x) changes in accounting principles, policies or guidelines.


REGULATORY ISSUES
- --------------------------------------------------------------------------------
The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS"), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. In connection with an examination of the Bank, the Bank entered into a written agreement with the OTS dated June 4, 1993 (the "Supervisory Agreement") providing for measures to address the regulatory compliance concerns of the OTS regarding the Bank's policies and procedures with respect to certain matters. Pursuant to the Supervisory Agreement, the Board of Directors of the Bank has provided reports to the OTS documenting the actions taken under the Supervisory Agreement.

The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material impact on the Bank and its operations. Management cannot predict what, if any, future legislation may be enacted or regulations adopted or what impact any such actions may have on the Company or the Bank. However, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Bank or the Company.

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

LIQUIDITY
- --------------------------------------------------------------------------------
The Company's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost-effective manner. Deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities and mortgage-backed securities, borrowings, and funds provided by operations are the principal sources of funds. While loan payments and maturing investment and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati (the "FHLB"), which provide an additional source of funds. Under these borrowing agreements, the maximum level of advances available is generally limited to 25% of the Bank's total assets; however, the FHLB may approve advances in excess of this limit based upon the Bank meeting all of its regulatory capital requirements. At June 30, 1996, the Company had $8.0 million in outstanding borrowings from the FHLB.

Currently, the Company anticipates that it will have sufficient funds to meet its existing loan commitments. At June 30, 1996, the commitments to borrowers for unused lines of credit and to originate loans totaled $76.9 million.

As a member of the FHLB, the Bank is required to maintain specific levels of "liquid" investments. Regulations currently in effect require liquid assets of not less than 5% of net withdrawable accounts plus short-term borrowings to assure that demands for repayment of debt and withdrawals are met. This requirement may be changed from time to time to reflect current economic conditions. The Bank was in compliance with these regulations at June 30, 1996 and anticipates remaining in compliance. It is the intention of the Company's cash management efforts to keep liquidity levels within regulatory guidelines, but at minimal levels in order to maximize interest income from investing in loans versus lower yielding short-term investment securities.

                          PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
- --------------------------------------------------------------------------------
As previously reported, the Company has been negotiating with the HUD Mortgagee Review Board regarding indemnification of HUD for HUD/FHA insurance claims. A settlement of these claims was recently reached under which the Company paid $545,000 to HUD in July, 1996. The Bank has submitted a proof of loss to its insurer. The insurer has not yet determined whether there is coverage.

ITEM 2. CHANGES IN SECURITIES
- --------------------------------------------------------------------------------
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
- --------------------------------------------------------------------------------
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- --------------------------------------------------------------------------------
At the Annual Meeting of Shareholders of the Registrant held on April 24, 1996, the appointment of Deloitte & Touche LLP as the Registrant's independent auditors for 1996 was approved. The following votes were recorded:


The proposal to ratify appointment of Deloitte & Touche LLP for fiscal year ending December 31, 1996.

                 FOR 1,601,290   AGAINST 33,919  ABSTAIN 2,871
                     ---------           ------          -----

ITEM 5. OTHER INFORMATION
- --------------------------------------------------------------------------------
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------------
(a)     Exhibits
           27      FINANCIAL DATA SCHEDULE (EDGAR ONLY)

(b)     Reports on Form 8-K
           NONE

                             HAVERFIELD CORPORATION

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HAVERFIELD CORPORATION

                                           /s/ William A. Valerian
                                           -------------------------------------
Dated: July 26, 1996                       William A. Valerian
                                           President and Chief Executive Officer

                                           /s/ Richard C. Ebner
                                           -------------------------------------
Dated: July 26, 1996                       Richard C. Ebner
                                           Executive Vice President, Chief
                                           Operating Officer, Chief Financial
                                           Officer and Treasurer