Form 10-Q
period 1996-09-30
HAVERFIELD CORP
filed 1996-11-01
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17947

                             HAVERFIELD CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      34-1606726
-------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)             (IRS Employer Identification No.)


     Terminal Tower, 50 Public Square, Suite 444, Cleveland, Ohio 44113-2203
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

                         YES [X]             NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 par value                            1,906,349
--------------------------------------------------------------------------------
(Class)                                      (Outstanding at October 31, 1996)

                             HAVERFIELD CORPORATION
                                     INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

        Consolidated Statements of Financial Condition
           September 30, 1996, December 31, 1995 and September 30, 1995      3

        Consolidated Statements of Income
           Three Months Ended September 30, 1996 and 1995                    4
           Nine Months Ended September 30, 1996 and 1995                     5

        Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1996 and 1995                     6

        Notes to Consolidated Financial Statements                           7

        Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            16

PART II.        OTHER INFORMATION

        Item 1 - Legal Proceedings                                          25

        Item 2 - Changes in Securities                                      25

        Item 3 - Defaults Upon Senior Securities                            25

        Item 4 - Submission of Matters to a Vote of Security Holders        25

        Item 5 - Other Information                                          25

        Item 6 - Exhibits and Reports on Form 8-K                           25

                         PART I - FINANCIAL INFORMATION

                             HAVERFIELD CORPORATION
           Consolidated Statements of Financial Condition (unaudited)
--------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                       Sept. 30, 1996  December 31, 1995  Sept. 30, 1995
                                                       --------------  -----------------  --------------
ASSETS
Cash and due from banks                                    $  4,165       $  7,647           $  5,318
Due from banks-interest bearing                                 100            100                200
Federal funds sold                                           15,182          4,396              5,654
Investment securities:
  Available for sale, at fair value (amortized
  cost of $29,318, $47,034 and $48,405, respectively)        28,665         47,184             48,500
Mortgage-backed securities:
  Available for sale, at fair value (amortized
  cost of $2,139, $2,672 and $2,813 respectively)             2,197          2,754              2,877
Loans (net of allowance for loan losses of $2,757,
  $2,734 and $2,710, respectively)                          290,620        283,560            281,897
Premises and equipment                                        4,096          3,953              4,049
Accrued interest and other assets                             5,537          4,745              5,018
Cost in excess of fair value of net assets acquired              41            166                372
                                                           --------       --------           --------
    TOTAL                                                  $350,603       $354,505           $353,885
                                                           ========       ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Passbook/statement accounts                              $ 40,815       $ 45,564           $ 47,520
  Non-interest-bearing NOW accounts                           7,097         11,072             11,700
  Interest bearing NOW accounts                              15,903         13,804             12,533
  Money market fund accounts                                 60,873         53,876             47,258
  Certificates of deposit                                   157,222        193,463            199,419
                                                           --------       --------           --------
    Total deposits                                          281,910        317,779            318,430
Advances from Federal Home Loan Bank                         31,000             --                 --
Advances by borrowers for taxes and insurance                 3,136          5,740              2,901
Accrued interest and other liabilities                        6,964          2,928              4,981
                                                           --------       --------           --------
Total liabilities                                           323,010        326,447            326,312
                                                           --------       --------           --------
Preferred stock; 1,000,000 shares authorized;
  none issued                                                    --             --                 --
Common stock, par value $.01 per share; 5,000,000
  shares authorized; issued: 1,915,892 shares,
  1,894,475 shares and 1,893,359 shares, respectively            19             19                 19
Capital in excess of par value                               16,510         16,353             16,345
Retained earnings                                            11,575         11,669             11,224
Net unrealized appreciation (depreciation) in the
  fair value of securities (net of deferred income
  taxes of $(202), $79 and $54, respectively)                  (393)           153                104
Common shares in treasury, at cost (9,301 shares,
  11,790 shares and 10,512 shares, respectively)               (118)          (136)              (119)
                                                           --------       --------           --------
Total shareholders' equity                                   27,593         28,058             27,573
                                                           --------       --------           --------
    TOTAL                                                  $350,603       $354,505           $353,885
                                                           ========       ========           ========



See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                               1996          1995
                                                               ----          ----
  Interest income:
          Loans                                              $6,201         $5,872

          Investments and other                                 559            943
          Mortgage-backed securities                             46             58
                                                             ------         ------
           Total interest income                              6,806          6,873
                                                             ------         ------
  Interest expense:
          Deposits                                            3,379          4,119
          Advances from Federal Home Loan Bank                  290             --
                                                             ------         ------
           Total interest expense                             3,669          4,119
                                                             ------         ------

  Net interest income                                         3,137          2,754
  Provision for loan losses                                      34             30
                                                             ------         ------
  Net interest income after provision for loan losses         3,103          2,724
                                                             ------         ------
  Noninterest income:
          Service fees and other charges                        347            272
          Servicing income                                      112            132
          Other income                                           75             44
                                                             ------         ------
            Total noninterest income                            534            448
                                                             ------         ------
  Noninterest expense:
          Employee compensation and benefits                    966            851
          Occupancy and equipment                               476            477
          Advertising                                            71            107
          Insurance premiums                                  2,151            189
          Amortization of intangibles                            46            207
          Data processing fees                                   89             85
          Other expenses                                        748            549
                                                             ------         ------
            Total noninterest expense                         4,547          2,465
                                                             ------         ------

  Income (loss) before income taxes                            (910)           707
  Provision (benefit) for income taxes                         (309)           238
                                                             ------         ------
  Net income (loss)                                          $ (601)        $  469
                                                             ======         ======

  Net income (loss) per common share                         $ (.31)        $  .25
                                                             ======         ======

  Cash dividend paid per common share                        $ .135         $ .127
                                                             ======         ======



See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                         1996      1995
                                                         ----      ----
Interest income:
        Loans                                         $18,330   $17,300
        Investments and other                           1,891     2,008
        Mortgage-backed securities                        148       184
                                                      -------   -------
          Total interest income                        20,369    19,492
                                                      -------   -------
Interest expense:
        Deposits                                       10,620   11,077
        Advances from Federal Home Loan Bank              354       57
                                                      -------   -------
          Total interest expense                       10,974   11,134
                                                      -------   -------

Net interest income                                     9,395     8,358
Provision for loan losses                                 102        91
                                                      -------   -------
Net interest income after provision for loan losses     9,293     8,267
                                                      -------   -------

Noninterest income:
        Service fees and other charges                    952       901
        Servicing income                                  347       410
        Other income                                      218        87
                                                      -------   -------
          Total noninterest income                      1,517     1,398
                                                      -------   -------
Noninterest expense:
        Employee compensation and benefits              2,949     2,894
        Occupancy and equipment                         1,443     1,430
        Advertising                                       357       374
        Insurance premiums                              2,552       555
        Amortization of intangibles                       161       621
        Data processing fees                              263       266
        Other expenses                                  2,058     1,569
                                                      -------   -------
          Total noninterest expense                     9,783     7,709
                                                      -------   -------

Income before income taxes                              1,027     1,956
Provision for income taxes                                350       660
                                                      -------   -------

Net income                                            $   677   $ 1,296
                                                      =======   =======

Net income per common share                           $   .36   $   .69
                                                      =======   =======

Cash dividend paid per common share                   $  .405   $  .381
                                                      =======   =======


See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
               Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                             (Dollars in thousands)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                               1996        1995
                                                                               ----        ----
OPERATING ACTIVITIES:
Net income                                                                 $    677    $  1,296
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses                                                     102          91
  Amortization of intangibles                                                   161         621
  Depreciation                                                                  525         592
  Amortization of deferred loan fees                                           (189)       (116)
  Federal Home Loan Bank stock dividends                                       (139)       (124)
  Net change in other assets and other liabilities                            1,223          (2)
  Net change in accrued interest receivable and accrued interest payable      1,644         927
  Other                                                                           6        (173)
                                                                           --------    --------
    Net cash provided by operating activities                                 4,010       3,112
                                                                           --------    --------

INVESTING ACTIVITIES:
Disbursements on loans originated                                           (66,892)    (56,781)
Proceeds from:
  Loan repayments and maturities                                             68,520      55,511
  Mortgage-backed security repayments and maturities                            530         309
  Investment security calls and maturities                                   23,000       3,500
  Sale of real estate owned                                                     659        --
Purchases of:
  Loans                                                                      (9,034)       (855)
  Investment securities                                                      (5,099)    (40,045)
  Premises and equipment                                                       (674)       (304)
Decrease (increase) in federal funds sold                                   (10,786)      1,246
Other                                                                           353          85
                                                                           --------    --------
  Net cash provided by (used in) investing activities                           577     (37,334)
                                                                           --------    --------

FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market fund accounts                    373         507
Net increase (decrease) in certificates of deposits                         (36,241)     38,655
Proceeds from Federal Home Loan Bank advances                                31,000        --
Repayments of Federal Home Loan Bank advances                                  --        (2,016)
Net decrease in mortgage escrow deposits                                     (2,604)     (3,143)
Proceeds from exercise of stock options                                         157           8
Payment of cash dividends                                                      (722)       (719)
Resale (purchase) of treasury shares                                             18         (47)
                                                                           --------    --------
  Net cash provided by (used in) financing activities                        (8,069)     33,245
                                                                           --------    --------
Net decrease in cash and due from banks                                      (3,482)       (977)
Cash and due from banks at beginning of period                                7,647       6,295
                                                                           --------    --------
Cash and due from banks at end of period                                   $  4,165    $  5,318
                                                                           ========    ========


See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, (b) the financial position at September 30, 1996, December 31, 1995 and September 30, 1995, and (c) cash flows for the nine-month periods ended September 30, 1996 and 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results which may be expected for a full year. Certain amounts previously reported in the prior years consolidated financial statements have been reclassified to conform with the current presentation.

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

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Conse-quently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. The amounts of impaired loans, as defined by SFAS No. 114, and impaired loans for which foreclosure is probable are not significant and have not changed materially since December 31, 1995. The initial adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the financial condition or results of operations of the Company.

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

EARNINGS PER COMMON SHARE - Earnings per common share was computed using the weighted average number of common shares outstanding for the period. The weighted average shares used in the computation of earnings (loss) per common share was 1,906,591 shares and 1,882,965 shares during the three-month periods ended September 30, 1996 and 1995, respectively. The weighted average shares used in the computation of earnings per common share was 1,899,323 shares and 1,884,143 shares during the nine-month periods ended September 30, 1996 and 1995, respectively.

Consolidated Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $639,000 and $649,000 at September 30, 1996 and 1995, respectively.

Income tax payments made for the nine months ended September 30, 1996 and 1995 were $1.1 million and $700,000, respectively. Interest paid on deposits and other borrowings totaled $9,542,000 and $9,134,000 for the nine months ended September 30, 1996 and 1995, respectively. There were no loans made to finance the sale of foreclosed real estate during the nine months ended September
30, 1996 and 1995. There were no acquisitions of real estate property through foreclosure during the nine months ended September 30, 1996 and 1995.

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

In June, 1996, the FASB issued SFAS No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement supersedes SFAS No. 122. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.

2. Amortized cost, estimated market values and weighted average end-of-period yields of investment securities by contractual maturity are summarized as follows:


                                           September 30, 1996              December 31, 1995             September 30, 1995
                                           ------------------              -----------------             ------------------
                                      Amortized  Market               Amortized Market              Amortized  Market
                                         Cost     value      Yield     Cost     value      Yield     Cost      value       Yield
                                         ----     -----      -----     ----     -----      -----     ----      -----       -----

                                                                         (Dollars in thousands)

U.S. Government obligations:
 Due in one year or less              $ 1,000   $ 1,003      7.25%   $ 2,000   $ 2,016      5.81%   $ 3,391   $ 3,390      5.73%
 Due after 1 year through 5 years       9,986     9,858      6.26%    23,977    24,055      6.81%    29,974    30,028      6.90%
 Due after 5 years through 10 years    15,479    14,951      6.90%    18,443    18,499      6.97%    12,472    12,514      7.36%
                                       ------    ------               ------    ------               ------    ------
Total                                  26,465    25,812      6.67%   44,4420    44,570      6.83%    45,837    45,932      6.94%
                                       ------    ------               ------    ------               ------    ------

Marketable equity securities              100       100      6.42%        --        --        --         --        --        --
Federal Home Loan Bank stock            2,753     2,753      7.00%     2,614    2,6144      7.00%     2,568     2,568      7.00%
                                       ------    ------               ------    ------               ------    ------
Total                                 $29,318   $28,665      6.70%   $47,034   $47,184      6.84%   $48,405   $48,500      6.94%
                                       ======    ======               ======    ======               ======    ======

All investment securities are classified as available for sale at September 30, 1996. Investment securities totaling $3.3 million at September 30, 1996 were pledged as collateral for public funds on deposit with the Bank, treasury tax and loan deposits and a revolving credit facility. The Federal Home Loan Bank stock was pledged as collateral for the advances from the Federal Home Bank of Cincinnati.

Gross unrealized gains and gross unrealized losses on investment securities are summarized as follows:

                              September 30, 1996     December 31, 1995       September 30, 1995
                              ------------------     -----------------       ------------------
                               Gross   Gross            Gross  Gross            Gross  Gross
                          Unrealized   Unrealized  Unrealized  Unrealized  Unrealized  Unrealized
                               Gains   Losses           Gains  Losses           Gains  Losses
                               -----   ------           -----  ------           -----  ------
                                                        (In thousands)

U.S. Government obligations     $7      $660           $175    $25               $142    $47
Federal Home Loan Bank stock     -         -              -      -                  -      -
                                --      ----           ----    ---               ----    ---
Total                           $7      $660           $175    $25               $142    $47
                                ==      ====           ====    ===               ====    ===

3. Loans may be exchanged for mortgage-backed securities guaranteed by government agencies. Although long-term and fixed-rate in nature, mortgage-backed securities are more liquid than real estate loans since a large and active secondary market exists. At September 30, 1996, all mortgage-backed securities are classified as available for sale.

Amortized cost, estimated market values, and weighted average end-of-period yields by contractual maturity are summarized as follows:

                                           September 30, 1996         December 31, 1995           September 30, 1995
                                           ------------------         -----------------           ------------------
                                        Amortized Market            Amortized Market            Amortized Market
                                          Cost    Value     Yield     Cost    Value     Yield     Cost    Value      Yield
                                          ----    -----     -----     ----    -----     -----     ----    -----      -----
                                                                      (Dollars in thousands)
Pass-through certificates:
 Federal Home Loan Mortgage
 Corporation:
  Due after 5 years through 10 years    $   11   $   11      7.50%  $   14   $   14      7.50%  $   15   $   15      7.50%
  Due after 10 years                     1,842    1,900      8.61%   2,085    2,168      8.62%   2,192    2,259      8.63%
                                         -----    -----              -----    -----              -----    -----
   Total                                 1,853    1,911      8.60%   2,099    2,182      8.61%   2,207    2,274      8.62%
                                         -----    -----              -----    -----              -----    -----

 Government National Mortgage
 Association:
  Due after 1 year through 5 years         186      186      9.07%       1        1      8.35%       1        1      8.50%
  Due after 5 years through 10 years        --       --        --      250      249      9.20%     260      257      9.24%
                                         -----    -----              -----    -----              -----    -----
   Total                                   186      186      9.07%     251      250      9.20%     261      258      9.24%
                                         -----    -----              -----    -----              -----    -----

 Collateralized mortgage obligations:
  Due in 1 year or less                     --       --        --      201      201      5.47%      --       --        --
  Due after 1 year through 5 years          --       --        --       --       --        --      217      217      5.49%
  Due after 10 years                       100      100      6.13%     121      121      5.68%     128      128      5.81%
                                         -----    -----              -----    -----              -----    -----
   Total                                   100      100      6.13%     322      322      5.55%     345      345      5.61%
                                         -----    -----              -----    -----              -----    -----
 Total                                  $2,139   $2,197      8.53%  $2,672   $2,754      8.30%  $2,813   $2,877      8.31%
                                         =====    =====              =====    =====              =====    =====

At September 30, 1996, mortgage-backed securities totaling $834,000 were pledged as collateral for public funds on deposit with the Bank.

Gross unrealized gains and gross unrealized losses on mortgage-backed securities are summarized as follows:

                                    September 30, 1996      December 31, 1995       September 30, 1995
                                    ------------------      -----------------       ------------------
                                      Gross   Gross            Gross  Gross            Gross   Gross
                                 Unrealized   Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                      Gains   Losses           Gains  Losses           Gains   Losses
                                      -----   ------           -----  ------           -----   ------
                                                                (In thousands)
Pass-through certificates:
 Federal Home Loan Mortgage
  Corporation                           $58      $ -             $83     $ -             $67      $ -
 Government National Mortgage
  Association                             -        -               -       1               -        3
Collateralized mortgage obligations       -        -               -       -               -        -
                                      -----   ------           -----  ------           -----   ------
Total                                   $58      $ -             $83     $ 1             $67       $3
                                      =====   ======           =====  ======           =====   ======

4. The loan portfolio is comprised primarily of residential and, to a lesser extent, commercial real estate loans granted to customers residing in northeastern Ohio. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is to a degree dependent upon the general economic conditions of the region.

All loans are classified as held for investment at September 30, 1996, December 31, 1995 and September 30, 1995. The composition of the loan portfolio is as follows:

                                             Sept. 30, 1996  December 31, 1995 Sept. 30, 1995
                                             --------------  --------------------------------
                                                             (In thousands)
Real estate loans - mortgage                       $ 238,835    $ 238,181    $ 238,866
Real estate loans - construction                       4,630        1,616        2,281
Land                                                   3,757        4,461        4,591
Business loans                                         5,474        4,758        4,394
Consumer and other loans                              44,123       40,055       37,932
                                                   ---------    ---------    ---------
                                                     296,819      289,071      288,064

LESS:

Undisbursed portion of loans in process               (2,425)      (1,711)      (2,446)
Unearned income on consumer loans                         (8)         (18)         (24)
Amount due other financial institutions relating
  to wrap around mortgage loans                         (138)        (145)        (148)
Deferred loan fees                                      (871)        (903)        (839)
Allowance for loan losses                             (2,757)      (2,734)      (2,710)
                                                   ---------    ---------    ---------
                                                   $ 290,620    $ 283,560    $ 281,897
                                                   =========    =========    =========


At September 30, 1996, December 31, 1995 and September 30, 1995, loans serviced for others amounted to $119.9 million, $139.5 million and $145.0 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.

5. The following table summarizes nonaccrual, past due and repossessed assets.

                                     Sept. 30, 1996  December 31, 1995  Sept. 30, 1995
                                     --------------  -----------------  --------------
                                                   (Dollars in thousands)

Nonaccrual loans                         $982             $1,303             $1,447
Loans past due 90 days and accruing        14                 21                 22
Repossessed assets                         --                737                567
                                         ----             ------             ------
  Total nonperforming assets             $996             $2,061             $2,036
                                         ====             ======             ======
Percent of nonperforming loans to
  total loans                             .34%               .46%               .51%
Percent of nonperforming assets to
   total assets                           .28%               .58%               .58%


The loans included above are secured by real estate or other collateral which limits the Company's exposure to loss. At September 30, 1996, there were no significant commitments outstanding to lend additional funds to borrowers with nonperforming loans. For all periods presented, there have been no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates.

In addition to the loans disclosed in the table above, the Bank has a $1.1 million loan secured by a strip shopping center located in Northeast Ohio. The shopping center has experienced higher-than-expected vacancies, and the cash flow from the property has not been sufficient to meet the principal and interest due on the loan. The borrower has maintained the loan current through September 30, 1996. The borrower is working to cure the vacancies.

6. In the normal course of business, various commitments and contingent liabilities arise, including commitments to originate real estate loans and commitments to extend credit. Commitments to borrowers for unused lines of credit and to originate loans are summarized below:

                        Sept. 30, 1996  December 31, 1995   Sept. 30, 1995
                        --------------  -----------------   --------------
                                          (In thousands)
Commitments to originate:
  Fixed rate loans             $ 2,787             $  856          $ 1,349
  Variable rate loans            6,609              2,765            1,695
Unused line of credit           66,934             57,134           56,304



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

7. The composition of premises and equipment is as follows:

                                  Sept. 30, 1996  December 31, 1995  Sept. 30, 1995
                                  --------------  -----------------  --------------
                                             (In thousands)
Land and improvements                     $  673             $  669          $  997
Buildings and improvements                 1,709              1,658           2,403
Furniture and fixtures                     5,091              5,023           5,001
Leasehold improvements                     2,029              1,799           1,677
                                           -----              -----           -----
                                           9,502              9,149          10,078
Accumulated depreciation and amortization  5,406              5,196           6,029
                                           -----              -----           -----
                                          $4,096             $3,953          $4,049
                                           =====              =====           =====

In December, 1995, the Bank completed the sale of its Madison office which resulted in an after-tax gain of $204,000.

8. Accrued interest and other assets consists of the following:

                                    Sept. 30, 1996  December 31, 1995  Sept. 30, 1995
                                    --------------  -----------------  --------------
                                                      (In thousands)
Accrued interest                            $2,390             $2,602          $2,770
Real estate owned                               --                737             567
Purchased mortgage servicing rights            103                 --              --
Other assets                                 3,044              1,406           1,681
                                             -----              -----           -----
                                            $5,537             $4,745          $5,018
                                             =====              =====           =====

9. Accrued interest and other liabilities consists of the following:


                                    Sept. 30, 1996  December 31, 1995  Sept. 30, 1995
                                    --------------  -----------------  --------------
                                                      (In thousands)
Accrued interest payable                     $2,108            $  676          $2,753
SAIF assessment                               1,959                --              --
Collections on loans serviced                   560               465             523
Other liabilities                             2,337             1,787           1,705
                                             -----              -----           -----
                                             $6,964            $2,928          $4,981
                                             ======            ======          ======

10. Advances from the Federal Home Loan Bank (the "FHLB") at September 30, 1996 consist of:

        Maturity Date           Balance    Rate
        -------------           -------    ----
                      (In thousands)

        December 18, 1996       $ 1,000   5.60%
        June 20, 1997             2,000   5.55%
        July 2, 1997              4,000   5.75%
        September 23, 1997        2,000   5.65%
        June 23, 1998             1,500   6.45%
        July 15, 1998             4,000   5.75%
        July 17, 1998             4,000   5.75%
        July 24, 1998             4,000   5.75%
        August 21, 1998           2,000   5.75%
        September 23, 1998        5,000   5.75%
        September 23, 1998        1,500   6.55%
                                 ------
                                $31,000
                                 ======

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

11. Under the current capital regulations, the Bank must have: (i) core capital equal to 3% of adjusted total assets, (ii) tangible capital equal to 1.5% of adjusted total assets, and (iii) total capital equal to 8.0% of risk-weighted assets. Risk-weighted assets are comprised primarily of financial instruments, mortgage-backed securities, loans and real estate owned. The risk-weighted assets are assigned a risk weighting from 0-100% based on their relative risk. The Bank was in compliance with these regulatory capital regulations on September 30, 1996, December 31, 1995 and September 30, 1995.

The following is a summary of the Bank's capital levels at September 30, 1996:

                                 Core Capital  Tangible Capital Risk-Based Capital
                                 ------------  ---------------- ------------------
                                             (Dollars in thousands)
Total regulatory capital        $23,497  6.72%   $23,497   6.72%   $26,186 10.85%
Regulatory capital required      10,496  3.00%     5,248   1.50%    19,313  8.00%
                                -------  -----   -------   -----   ------- ------
Regulatory capital excess       $13,001  3.72%   $18,249   5.22%   $ 6,873  2.85%
                                =======  =====   =======   =====   =======  =====

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

The following table shows shareholders' equity per share and tangible shareholders' equity per share.

                                      Sept. 30, 1996  December 31, 1995  Sept. 30, 1995
                                      --------------  -----------------  --------------

Shareholders' equity per share                $14.47             $14.90          $14.64
Tangible shareholders' equity per share       $14.45             $14.82          $14.45


The Board of Directors declared a third quarter dividend of $.135 per share which was paid on September 30, 1996.

                             HAVERFIELD CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

On September 30, 1996, President Clinton signed into law an omnibus budget reconciliation bill (the "Omnibus Bill") which includes provisions designed to recapitalize the Savings Association Insurance Fund ("SAIF") and to mitigate the premium disparity between the SAIF and the Bank Insurance Fund ("BIF"). The Omnibus Bill requires the Federal Deposit Insurance Corporation (the "FDIC") to impose a special assessment on SAIF-insured deposits held by institutions as of March 31, 1995. The FDIC has announced that the special assessment rate will be set at 65.7 basis points. Based upon insured deposits on March 31, 1995 and an assessment rate of 0.657%, the Bank will pay an assessment of $2.0 million on November 27, 1996 from the working capital of the Bank.

Excluding the nonrecurring SAIF assessment, earnings for the nine months ended September 30, 1996 totaled $1,971,000 or $1.04 per common share compared to $1,296,000 or $.69 per common share in the same period of 1995. The increase in earnings is mainly attributable to a 12.4% increase in net interest income and a 8.5% increase in noninterest income. The Company's net interest margin increased to 3.79% for the first nine months of 1996 compared to 3.38% for the same period in 1995. Excluding the nonrecurring SAIF assessment, earnings for the nine months ended September 30, 1996, produced a return on assets of .78% and a return on common equity of 9.07%.

With the inclusion of the one-time SAIF charge, the Company reported net income of $677,000 or $.36 per share for the nine months ended September 30, 1996, compared to $1,296,000 for the nine months ended September 30, 1995. Return on average assets for the nine months ended September 30, 1996 was .27% compared with .51% in the same period of 1995. Return on average equity was 3.12% for the first nine months of 1996, compared with 6.22% in the same period of 1995.

Excluding the nonrecurring SAIF assessment, earnings for the third quarter of 1996 totaled $693,000 or $.37 per common share compared to $469,000 or $.25 per common share in the third quarter of 1995. The increase in earnings is mainly attributable to a 13.9% increase in net interest income and a 19.2% increase in noninterest income. The Company's net interest margin increased to 3.77% for the third quarter of 1996 compared to 3.17% for the same period in 1995. Excluding the nonrecurring SAIF assessment, earnings for the third quarter produced a return on assets of .81% and a return on common equity of 9.43%. These ratios compare very favorably to the 1995 ratios of .53% and 6.63%, respectively.

With the inclusion of the one-time SAIF charge, the Company reported a net loss of $601,000 or $.31 per share for the third quarter of 1996, compared to net income of $469,000 for the third quarter of 1995. Return on average assets for the three months ended September 30, 1996 was (.71)%. Return on average equity was (8.17)% for the three months ended September 30, 1996.

NET INTEREST INCOME
-------------------

Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, as well as interest rate fluctuations and asset quality.

Net interest income for the nine months ended September 30, 1996 totaled $9.4 million, compared to $8.4 million for the first nine months of 1995. An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balance calculations are based on daily balances.


                                                                    Nine Months Ended September 30,
                                               -----------------------------------------------------------------------
                                                           1996                              1995
                                               ------------------------------   --------------------------------------
                                               Average                Average   Average                        Average
                                               Balance   Interest        Rate   Balance    Interest             Rate
                                               -------   --------        ----   -------    --------             ----
                                                                          (Dollars in thousands)
Interest-earning assets:
 Loans                                        $288,934   $ 18,330        8.46%  $284,215    $17,300             8.11%
 Investments and other                          39,551      1,891        6.30     43,574      2,008             6.09
 Mortgage-backed securities                      2,503        148        7.88      3,052        184             8.06
                                              --------   --------        ----   --------    -------             ----
 Total interest-earning assets                 330,988     20,369        8.20    330,841     19,492             7.84
Noninterest-earning assets                       7,275   --------        ----      7,903    -------             ----
                                              --------                          --------
 Total assets                                 $338,263                          $338,744
                                              ========                          ========
Interest-bearing liabilities:
 Passbook/statement accounts                  $ 42,961        796        2.48   $ 51,616        952             2.47
 NOW accounts                                   24,531        161         .88     24,615        185             1.00
 Money market fund accounts                     58,173      2,119        4.87     38,757      1,482             5.11
 Certificates of deposit                       169,750      7,543        5.94    189,509      8,458             5.97
                                              --------   --------        ----   --------    -------             ----
  Total deposits                               295,415     10,620        4.80    304,497     11,077             4.86
 FHLB advances                                   8,325        354        5.58        769         57             9.93
                                              --------   --------        ----   --------    -------             ----
 Total interest-bearing liabilities            303,740     10,974        4.83    305,266     11,134             4.88
Noninterest bearing liabilities                  5,518   --------        ----      5,621    -------             ----
                                              --------                          --------
 Total liabilities                             309,258                           310,887
Shareholders' equity                            29,005                            27,857
                                              --------                          --------
 Total liabilities and shareholders' equity   $338,263                          $338,744
                                              ========                          ========
Net interest income/interest rate spread                 $  9,395        3.37%              $ 8,358             2.96%
                                                         ========        ====               =======             ====
Net interest margin                                                      3.79%                                  3.38%
                                                                         ====                                   ====

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 1996 versus September 30, 1995 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.

                       Nine Months Sept. 30, 1996 vs. Nine Months Sept. 30, 1995
                       ---------------------------------------------------------
                                                           Change Due To
                                                           -------------

                                           Total Change    Volume     Rate
                                           ------------    ------     ----
                                                       (In thousands)
Interest income:
  Loans                                         $1,030      $290      $740
  Investments and other                           (117)     (191)       74
  Mortgage-backed securities                       (36)      (32)       (4)
                                                ------      ----      -----
    Total                                          877        67       810
                                                ------      ----      -----
Interest expense:
  Deposits                                        (457)     (327)     (130)
  FHLB advances                                    297       331       (34)
                                                ------      ----      -----
    Total                                         (160)        4      (164)
                                                ------      ----      -----
Increase in net interest income                 $1,037      $ 63      $974
                                                ======      ====      =====

Net interest income for the three months ended September 30, 1996 was $3.1 million, compared to $2.8 million for the third quarter of 1995. An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balance calculations are based on daily balances.

                                                                   Three Months Ended September 30,
                                                  -------------------------------------------------------------
                                                               1996                           1995
                                                  ------------------------------   ----------------------------
                                                  Average                Average   Average              Average
                                                  Balance    Interest       Rate   Balance  Interest       Rate
                                                  -------    --------       ----   -------  --------       ----

                                                                      (Dollars in thousands)

Interest-earning assets:
  Loans                                          $293,099    $  6,201       8.45% $283,207    $5,872       8.26%
  Investments and other                            35,877         559       6.11    58,390       943       6.42
  Mortgage-backed securities                        2,306          46       8.03     2,964        58       7.89
                                                 --------    --------       ----  --------    ------       ----
  Total interest-earning assets                   331,282       6,806       8.20   344,562     6,873       7.90
                                                             --------       ----              ------       ----
Noninterest-earning assets                          7,283                            8,118
                                                 --------                         --------
  Total assets                                   $338,565                         $352,680
                                                 ========                         ========
Interest-bearing liabilities:
  Passbook/statement accounts                    $ 41,144         256       2.48  $ 48,639       302       2.46
  NOW accounts                                     23,988          50       0.83    24,168        62       1.02
  Money market fund accounts                       59,961         734       4.87    45,064       592       5.22
  Certificates of deposit                         159,688       2,339       5.83   201,959     3,163       6.21
                                                 --------    --------       ----  --------    ------       ----
    Total deposits                                284,781       3,379       4.72   319,830     4,119       5.11
  FHLB advances                                    20,120         290       5.63        --        --        --
                                                 --------    --------       ----   -------    ------       ----
  Total interest-bearing liabilities              304,901       3,669       4.79   319,830     4,119       5.11
                                                             --------       ----              ------       ----
Noninterest bearing liabilities                     4,436                            4,783
                                                 --------                         --------
    Total liabilities                             309,337                          324,613
Shareholders' equity                               29,228                           28,067
                                                 --------                         --------
    Total liabilities and shareholders' equity   $338,565                         $352,680
                                                 ========                         ========
Net interest income/interest rate spread                     $  3,137       3.41%             $2,754       2.79%
                                                             ========       ====              ======       ====
Net interest margin                                                         3.77%                          3.17%
                                                                            ====                           ====

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 1996 versus September 30, 1995 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.

               Three Months Sept. 30, 1996 vs. Three Months Sept. 30, 1995
               -----------------------------------------------------------
                                                           Change Due To
                                                           -------------
                                           Total Change  Volume       Rate
                                           ------------  ------       ----
                                                      (In thousands)
Interest income:
  Loans                                         $329      $209        $120
  Investments and other                         (384)     (352)        (32)
  Mortgage-backed securities                     (12)      (13)          1
                                                ----      ----        ----
    Total                                        (67)     (156)         89
                                                ----      ----        ----
Interest expense:
  Deposits                                      (740)     (431)       (309)
  FHLB advances                                  290       290          --
                                                ----      ----        ----
    Total                                       (450)     (141)       (309)
                                                ----      ----        ----
Increase (decrease) in net interest income      $383      $(15)       $398
                                                ====      ====        ====

ALLOWANCE FOR LOAN LOSSES
-------------------------

The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified. Activity in the loan loss allowance for the nine months ended September 30, 1996 and 1995 is presented below.

                                  Nine Months Ended Sept. 30,
                                  ---------------------------
                                      1996          1995
                                      ----          ----
                                    (Dollars in thousands)

Balance, January 1               $   2,734     $   2,665
Provision charged to expense           102            91
Loans charged off                      (87)          (50)
Recoveries                               8             4
                                 ---------     ---------
Balance, September 30            $   2,757     $   2,710
                                 =========     =========
Average loans                    $ 288,934     $ 284,215
Loans at end-of-period           $ 296,819     $ 288,064

Allowance/average loans                .95%          .95%
Allowance/end-of-period loans          .93%          .94%
Allowance/nonperforming loans       276.81%       184.48%
Allowance/nonperforming assets      276.81%       133.10%

Although management believes that it uses the best information available in determining the adequacy of the allowance for loan losses, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Management believes that the allowance for loan losses is adequate at September 30, 1996.

Nonperforming assets at September 30, 1996, December 31, 1995 and September 30, 1995 are presented in Note 5 of the consolidated financial statements.

ASSET/LIABILITY MANAGEMENT
--------------------------

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

The following tables sets forth at September 30, 1996 the amounts of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified period. No prepayment assumptions or deposit decay rates have been incorporated. The table shows the excess or shortfall of interest-earning assets less interest-bearing liabilities. This excess or shortfall is called the "gap".

                                             Scheduled Maturity or Repricing
                                      -----------------------------------------
                                       1 Year    1 Year    More than
                                      or Less  to 3 Years   3 Years       Total
                                      -------  ----------   -------       -----
                                                  (Dollars in thousands)
Interest-earning assets:
Real estate loans:
  Conventional:
    Fixed-rate                       $  3,932   $ 8,645   $  59,278    $  71,855
    Adjustable-rate                   104,816    56,629       5,535      166,980
  Construction                          3,131     1,499          --        4,630
Land Loans                              3,757        --          --        3,757
Consumer loans                         43,379       499         245       44,123
Business loans                          5,459        15          --        5,474
Loans in process, allowance
  for loan losses and
  net deferred loan fees                   --        --      (6,199)      (6,199)
                                     --------   -------   ---------    ---------
Total loans(1)                        164,474    67,287      58,859      290,620
Mortgage-backed securities                205       210       1,782        2,197
Other interest-earning assets          20,719     1,499      25,894       48,112
                                     --------   -------   ---------    ---------
Total interest-earning assets        $185,398   $68,996   $  86,535    $ 340,929
                                     ========   =======   =========    =========
Interest-bearing liabilities:
Deposits:
Passbook and NOW accounts (2)        $     --   $    --   $  56,718    $  56,718
  Money market fund accounts           60,873        --          --       60,873
  Certificates of deposit              99,801    39,797      17,624      157,222
                                     --------   -------   ---------    ---------
Total deposits                        160,674    39,797      74,342      274,813
FHLB advances                          28,000     3,000          --       31,000
                                     --------   -------   ---------    ---------
Total interest bearing liabilities   $188,674   $42,797   $  74,342    $ 305,813
                                     ========   =======   =========    =========

GAP                                  $ (3,276)  $26,199   $  12,193    $  35,116
Cumulative GAP                       $ (3,276)  $22,923   $  35,116
Cumulative GAP as a percentage of
  total assets                           (.93)%    6.54%      10.02%

---------------------
(1) Contractual maturities of loans do not reflect the actual term of the loan portfolio. The average life of real estate loans is substantially less than their contractual terms because of loan prepayments and due-on-sale clauses.

(2) Management believes that a significant amount of passbook and NOW accounts are core deposits.

The Company will continue to actively manage the interest rate sensitivity position to maintain a reasonable balance between earnings and exposure to interest rate fluctuations.

NONINTEREST INCOME
------------------

Noninterest income increased to $1.5 million for the nine months ended September 30, 1996, compared to $1.4 million for the same period in 1995. The greatest change in noninterest income was a $131,000 increase in other income, which was attributable mainly to an increase in the income earned by the Bank's financial services subsidiary, Home Financial, Inc. Servicing income decreased from $410,000 for the nine months ended September 30, 1995 to $347,000 for the same period in 1996 as a result of the decreased amount of loans serviced for others. Loans serviced for others amounted to $145.0 million at September 30, 1995 compared to $119.9 million at September 30, 1996.

Noninterest income for the three months ended September 30, 1996 totaled $534,000, compared to $448,000 for the same period in 1995. This increase was attributable mainly to an increase in service fees and other charges, as well as the increase in fee income earned by the Bank's financial services subsidiary, Home Financial, Inc.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased to $9.8 million for the nine months ended September 30, 1996, compared to $7.7 million for the same period in 1995. The greatest change was in insurance premiums, which includes a one-time pretax SAIF recapitalization charge of $2.0 million. Other expenses increased $489,000, led by a $545,000 loss provision recorded in connection with an indemnification claim, partially offset by a $322,000 recovery of a credit loss provision. Both of these items are discussed below. Consulting fees increased $162,000 as a result of a recently completed revenue enhancement study.

The composition of other expenses is as follows:

                                                   Nine months ended Sept. 30,
                                                   ---------------------------
                                                    1996            1995
                                                    ----            ----
                                                         (In thousands)

Business and management development                $  86           $ 142
Examination/audit expense                            142             174
OTS assessment                                        65              61
Postage                                              117             113
Supplies                                              90              87
Telephone                                            108             101
Franchise/sales tax                                  290             274
Director fees                                         72              68
Consulting fees                                      208              46
Legal fees                                            95              73
Provision for HUD indemnification claim              545              --
Liability for credit loss-standby letter of credit  (322)             --
Provision for real estate owned losses                80              44
Miscellaneous expenses                               482             386
                                                  ------          ------
                                                  $2,058          $1,569
                                                  ======          ======

The Bank was a 19.6% participant in a standby letter of credit totaling $10.2 million. This standby letter of credit was issued to guarantee the payment of principal and interest on multi-family housing revenue bonds, issued to finance a 240-unit apartment complex in Stone Mountain, Georgia. The Bank had outstanding commitments under this standby letter of credit of $2.1 million at December 31, 1995 and a $322,000 liability for credit loss for this standby letter of credit. On July 15, 1996, this standby letter of credit was called and the entire $2.1 million plus interest was advanced. The property was sold in August, 1996, and the Bank received $1.7 million in cash and a second mortgage position for $416,000. Since there was no longer any commitment outstanding under the letter of credit and the Bank did not suffer any loss on the transaction, the $322,000 liability for credit loss was recognized as a recovery.

During the first quarter of 1996, the Housing and Urban Development ("HUD") Mortgagee Review Board proposed that the Bank indemnify HUD for HUD/FHA insurance claims and associated costs paid against insured properties affected by the indictment and guilty plea of a former loan originator of the Bank on charges of fraud relating to loan activities from 1991. A settlement of these claims has been reached under which the Bank paid $545,000 to HUD in July, 1996. The Bank has submitted a proof of loss to its insurer. The insurer has not yet determined whether there is coverage. Management believes that this claim by HUD is covered by insurance maintained by the Bank; however, no assurances can be given as to the outcome of this request for indemnification. The Bank has recorded a loss provision in the amount of $545,000 in connection with this matter.

Noninterest expense for the three months ended September 30, 1996 totaled $4.5 million, compared to $2.5 million for the same period in 1995. Other expenses increased $199,000.

The composition of other expenses is as follows:

                                                 Three months ended Sept. 30,
                                                 ----------------------------
                                                         1996    1995
                                                         ----    ----
                                                        (In thousands)
Business and management development                     $ 30    $ 44
Examination/audit expense                                 47      59
OTS assessment                                            21      21
Postage                                                   35      38
Supplies                                                  34      41
Telephone                                                 37      35
Franchise/sales tax                                       97      94
Director fees                                             24      23
Consulting fees                                          191      22
Legal fees                                                43      37
Liability for credit loss - standby letter of credit    (322)     --
Provision for HUD indemnification claim                  345      --
Miscellaneous expenses                                   166     135
                                                        ----    ----
                                                        $748    $549
                                                        ====    ====

REGULATORY ISSUES
-----------------

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the "OTS"), as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. On September 30, 1996, President Clinton signed into law the Omnibus Bill which includes provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The Omnibus Bill requires the FDIC to impose a special assessment on SAIF-insured deposits held by institutions as of March 31, 1995. The FDIC has announced that the special assessment rate will be set at 65.7 basis points. Based upon insured deposits on March 31, 1995 and an assessment rate of 0.657%, the Bank will pay an assessment of $2.0 million on November 27, 1996 from the working capital of the Bank. When the SAIF reaches its required reserve ratio following the one-time assessment, the FDIC has indicated that it will reduce the annual assessment rates for SAIF-insured institutions to bring them in line with BIF assessment rates.

In addition, the Omnibus Bill requires the merger of the BIF and SAIF into a single insurance fund no later than January 1, 1999. In connection with the merger of the funds, it is possible that SAIF-insured institutions will be required to convert their charters into state bank charters or national bank charters. If such proposal became law, the Corporation would become a bank holding company and be subject to regulation by the Federal Reserve Board, which imposes capital requirements on bank holding companies. The Corporation is not currently subject to capital requirements.

In connection with an examination of the Bank, the Bank entered into a written agreement with the OTS dated June 4, 1993 (the "Supervisory Agreement") providing for measures to address the regulatory compliance concerns of the OTS regarding the Bank's policies and procedures with respect to certain matters. The Supervisory Agreement was terminated effective September 3, 1996.

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

LIQUIDITY
---------

The Company's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost- effective manner. Deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities and mortgage-backed securities, borrowings, and funds provided by operations are the principal sources of funds. While scheduled loan payments and maturing investment and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as borrowings from the FHLB. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati (the "FHLB"), which provide an additional source of funds. Under these borrowing agreements, the maximum level of advances available is generally limited to 25% of the Bank's total assets; however, the FHLB may approve advances in excess of this limit based upon the Bank meeting all of its regulatory capital requirements. At September 30, 1996, the Company had $31.0 million in outstanding borrowings from the FHLB.

Currently, the Company anticipates that it will have sufficient funds to meet its existing loan commitments. At September 30, 1996, the commitments to borrowers for unused lines of credit and to originate loans totaled $76.3 million.

As a member of the FHLB, the Bank is required to maintain specific levels of "liquid" investments. Regulations currently in effect require liquid assets of not less than 5% of net withdrawable accounts plus short-term borrowings to assure that demands for repayment of debt and withdrawals are met. This requirement may be changed from time to time to reflect current economic conditions. The Bank was in compliance with these regulations at September 30, 1996 and anticipates remaining in compliance. It is the intention of the Company's cash management efforts to keep liquidity levels within regulatory guidelines, but at minimal levels in order to maximize interest income from investing in loans versus lower yielding short-term investment securities.

FEDERAL TAXATION
----------------

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation or the Bank.

Savings associations such as the Bank are generally taxed in the same manner as other corporations. For taxable years beginning prior to January 1, 1996, savings associations such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their supervision and business operations ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying real property loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the reserve for nonqualifying loans (the "percentage of taxable income method"). The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

Recently enacted legislation repealed the existing reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage of taxable income method. Instead, savings associations will be required to compute their deduction based on specific charge offs during the taxable year or, if the savings association or its controlled group had assets of not more that $500 million, based on actual loss experience over a period of years. This legislation also requires a savings association (or its controlled group) with assets of more than $500 million to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves for qualifying real property loans and nonqualifying loans, thereby generating additional tax liability. A savings association (or its controlled group) with assets of not more than $500 million are required to recapture their bad debt tax reserve to the extent it exceeds the greater of (i) the applicable bad debt tax reserve as of the close of the last taxable year beginning before January 1, 1988, or (ii) what the savings association's applicable bad debt tax reserve would have been at the close of its last taxable year beginning before January 1, 1996 under the experience method. At December 31, 1995, the Bank's post-1987 reserves totaled approximately $1.2 million. The recapture may be suspended for up to two years if, during those years, the savings association satisfies a residential loan requirement.

FORWARD -LOOKING STATEMENTS
---------------------------

The Company is hereby filing certain cautionary statements for the purposes of establishing a readily available document which may be referenced pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company in oral or written communications and in documents filed with the Securities and Exchange Commission.

Various discussions in this Quarterly Report filed with the Securities and Exchange Commission include certain forward-looking statements based on management's current expectations. Those factors which could cause future results to vary from these expectations include, and are not limited to, the following: general market rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, changes in the quality or composition of the Company's loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's markets, increased expenses, failure to obtain new customers or retain existing customers, inability to carry out marketing and sales plans, loss or retirement of key executives, and changes in accounting principles, policies or guidelines.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can management assess the impact of each such factor on the business or the extent to which any fctor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

                          PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
---------------------------------------------------------------
Not Applicable

ITEM 2. CHANGES IN SECURITIES
---------------------------------------------------------------
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------------------
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------
Not Applicable

ITEM 5. OTHER INFORMATION
---------------------------------------------------------------
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------
(a)     Exhibits
        27 Financial Data Schedule (EDGAR only)
(b)     Reports on Form 8-K
        None

                             HAVERFIELD CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HAVERFIELD CORPORATION

                              /s/ William A. Valerian
                              -----------------------------------------
Dated:  November 1, 1996      William A. Valerian
                              President and Chief Executive Officer


                              /s/ Richard C. Ebner
                              -----------------------------------------
Dated:  November 1, 1996      Richard C. Ebner
                              Executive Vice President, Chief Operating Officer,
                              Chief Financial Officer and Treasurer