Form 10-K
period 1996-12-31
HAVERFIELD CORP
filed 1997-03-27
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 1996      Commission File No.: 0-17947

                             HAVERFIELD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                        34-1606726
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             Terminal Tower
50 Public Square, Suite 444, Cleveland, Ohio              44113-2203
--------------------------------------------              ----------
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (216) 348-2800
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.0l par value)
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $32,047,712 as of February 28, 1997. In calculating the market value of securities held by non-affiliates, Registrant has treated as securities held by affiliates voting stock owned of record by its directors and executive officers whose aggregate value totaled $7,032,443.

On February 28, 1997, the Registrant had outstanding 1,906,349 shares of common stock, par value of $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of the Registrant relating to the annual meeting of shareholders to be held on April 23, 1997, and Appendix A thereto, have been incorporated by reference into Parts II, III, and IV hereof.

Page 1 of 160 pages                          Exhibit index located on page 18

                               TABLE OF CONTENTS

                    ITEM NUMBER                                    PAGE NUMBER
-------------------------------------------------------------------------------
PART I.
                 1. BUSINESS
                    General                                                3
                    Forward-looking Statements                             3
                    Market Area                                            4
                    Competition                                            4
                    Lending Activities                                     5
                    Sources of Funds                                       8
                    Yields Earned and Rates Paid                           9
                    Subsidiaries of the Bank                               9
                    Regulation                                            10
                    Federal Taxation                                      15
                    State Taxation                                        15
                    Employees                                             15
                    Executive Officers                                    16
                 2. PROPERTIES                                            16
                 3. LEGAL PROCEEDINGS                                     16
                 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS     16
PART II.
                 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED      17
                    STOCKHOLDER MATTERS
                 6. SELECTED FINANCIAL DATA                               17
                 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     17
                    CONDITION AND RESULTS OF OPERATIONS
                 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           17
                 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                   17
PART III.
                10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    17
                11. EXECUTIVE COMPENSATION                                17
                12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   17
                    MANAGEMENT
                13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        17
PART IV.
                14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  18
                    ON FORM 8-K

Signatures                                                                20

                                     PART 1

ITEM 1. BUSINESS

GENERAL
-------

Haverfield Corporation ("Haverfield", the "Company" or the "Registrant") is a unitary savings and loan holding company organized under the laws of the State of Ohio in 1989. The Company's principal operating subsidiary is Home Bank, F.S.B. which was originally organized in 1911. Effective February 23, 1995, the Company's principal operating subsidiary changed its corporate name from "Home Federal Savings Bank, Northern Ohio" to Home Bank, F.S.B. (the "Bank"). As used throughout this document, the term "Company" means the "Bank" wherever such meaning is appropriate.

The Company's business currently is conducted through its corporate headquarters in Cleveland, Ohio and is currently limited to the holding of the Bank's outstanding capital stock. The Bank is the Company's only direct subsidiary and its primary investment. The net income of the Company is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by the Company is possible. Nonetheless, it is expected that the Bank will account for virtually all of the Company's net income in the foreseeable future.

The Company is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, various types of consumer loans and commercial loans in its market area. The Company's income is derived predominantly from interest on loans and investments and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage in real estate development activities and investment counseling which are not material to its operations as a whole.

The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation ("FDIC"). It is also a member of the Federal Home Loan Bank of Cincinnati ("FHLB of Cincinnati" or "FHLB"). The Bank is further subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), governing reserves to be maintained against deposits and certain other matters. Management is not aware of any current recommendations by the federal financial institution regulatory authorities which, if implemented, would have a material effect on the liquidity, capital resources or operations of Haverfield.

The Company has retained Charles Webb & Company, a division of Keefe, Bruyette & Woods, to render investment banking advice to the Board of Directors of the Company with respect to enhancement of shareholder value. The scope of the engagement includes assistance in formulating the business plan of the Company and advice regarding possible strategic affiliation with other entities.

The Company's principal executive offices are located in the Terminal Tower, 50 Public Square, Suite 444, Cleveland, Ohio 44113-2203. The Company's telephone number is (216) 348-2800. The Company's facsimile transmission number is (216) 348-8840.

FORWARD-LOOKING STATEMENTS
--------------------------

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

Various discussions include certain forward-looking statements based on management's current expectations. Those factors which could cause future results to vary from these expectations include, and are not limited to, the following: general market rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, changes in the quality or composition of the Company's loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's markets, increased expenses, failure to obtain new customers or retain existing customers, inability to carry out marketing and sales plans, loss or retirement of key executives, and changes in accounting principles, policies and procedures.

Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can management assess the impact of each such factor on the business or extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

Market Area
-----------

The Company's principal market area consists of suburban communities of Cleveland. The Company's business is conducted through its corporate office located in Cleveland, Ohio and ten branch offices located in Beachwood, Brooklyn, Cleveland, Euclid, Lakewood, Mayfield Village, Mentor, Rocky River, University Heights, and Westlake, Ohio. Loans and deposits are primarily generated from the areas where its banking offices are located. The Company does not actively solicit deposits and loans outside its primary market areas and does not use brokers to obtain deposits. The Company may consider expansion within or outside of Ohio provided appropriate opportunities and conditions exist.

The Bank is a community financial institution that is committed to serving the credit needs of those communities and neighborhoods from which it derives its deposits and in which its banking offices are located. Bank policy is to respond to all creditworthy segments of its market. Management believes that doing so is basic to good business practice and to the Bank's long-term vitality. The Bank makes an active effort to determine the credit needs of the community, including those of low- and moderate-income areas and individuals, and to evaluate the products it offers and the design of those products to determine whether the Bank's responsiveness to the community can be improved.

Competition
------------

The Company faces substantial competition both in the attraction of deposits and in the making of loans. The market for banking and bank-related services is highly competitive. The Company and its subsidiaries face competition from commercial banks, savings and loan associations, credit unions, money market funds, insurance companies, and a growing list of other local, regional and national institutions which offer financial services. It has become increasingly more difficult for an institution to evaluate its overall competitive situation, since it can no longer merely acknowledge and monitor its traditional competitors - other savings and loan associations and commercial banks. Many of the non-bank competitors are not subject to the same extensive federal regulations that govern the Bank. As a result, such non-bank competitors may have certain advantages over the Company in providing certain services. The relative market share position of the Company cannot be calculated in any meaningful way because the sources and amounts of competition for loans and deposits cannot be determined with any degree of accuracy.

The Company competes by offering quality and innovative services at competitive prices. It competes for loans principally through the interest rates and loan fees it charges for its loan products. Further, the Company believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each. Due to this fact, management believes it has the ability to maintain the deposit base. The Company does not rely upon any individual, group, or entity for a significant portion of its deposits. In addition, through the Bank's subsidiary, Home Financial, Inc., the Company is able to offer the customer many non-traditional banking services that provide investment and product diversification. The Company believes that it will be able to retain or increase its relative market share through emphasis on controlled growth of loans and deposits.

Lending Activities
-------------------
GENERAL. The Company has consistently maintained a conservative posture with respect to credit risk. Lending activities have traditionally concentrated on conventional first mortgage loans secured by residential property. The Company has no foreign loans nor significant loan concentrations to any one borrower. At December 31, 1996, the net loan portfolio amounted to $293.8 million, representing approximately 84.7% of the Company's $346.9 million of assets at that date.

The following table sets forth the composition of the Bank's portfolio of loans held for investment by fixed and adjustable rate loans, indicated in dollar amounts and percentages:

                                                                                  December 31,
                                                  ----------------------------------------------------------------------------
                                                             1996                     1995                       1994
                                                  -----------------------    ---------------------      ----------------------
                                                    Amount            %       Amount           %         Amount            %
                                                    ------            -       ------           -         ------            -
                                                                             (Dollars in thousands)
Adjustable rate loans
         Real estate - mortgage                    $143,422          48.8%   $154,055        54.33%     $173,897        62.18%
         Real estate - construction                   3,547          1.21       1,142          .40            --           --
         Real estate - commercial                    21,184          7.21      20,521         7.24        19,193         6.86
         Land loans                                   3,076          1.05       3,264         1.15         2,620          .94
         Consumer loans                              43,148         14.68      38,703        13.65        30,214        10.80
         Business loans                               6,614          2.25       4,665         1.65         1,652          .59
                                                   --------        ------    --------       ------      --------       ------
                  Total adjustable rate loans       220,991         75.22     222,350        78.42       227,576        81.37
                                                   --------        ------    --------       ------      --------       ------

Fixed rate loans
         Real estate - mortgage                      62,451         21.26      50,255        17.72        37,922        13.56
         Real estate - construction                      --            --          --           --         1,529          .55
         Real estate - commercial                     8,615          2.93       9,772         3.44        11,395         4.08
         Land loans                                      --            --          --                        261          .09
         Consumer loans                               1,721           .59       1,165          .41           997          .35
         Business loans                                  14            --          18          .01            --           --
                                                   --------        ------    --------       ------      --------       ------
                  Total fixed rate loans             72,801         24.78      61,210        21.58        52,104        18.63
                                                   --------        ------    --------       ------      --------       ------
                  Total loans                      $293,792        100.00%    283,560       100.00%     $279,680       100.00%
                                                   ========        ======    ========       ======      ========       ======

LENDING PROGRAMS AND POLICY. As a federally chartered savings institution, the Bank has general authority to make real estate loans secured by properties located throughout the United States. At December 31, 1996, however, substantially all loans were secured by real estate located in the seven-county Cleveland-Akron-Lorain Consolidated Metropolitan Statistical Area ("CMSA").

The Bank markets adjustable-rate residential real estate loan products with a 12-year, 15-year or 30-year amortization period and repricing intervals of either 12 or 36 months, depending on the plan. Fixed-rate real estate loans with a 10-year, 15-year or 30-year amortization period are also originated.

To a lesser extent, the Bank also offers permanent loans secured by apartment buildings and other commercial real estate. Loans collateralized by commercial properties, including multi-family residential properties, can involve greater credit risks than one-to-four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, over-building, fluctuations in market value and local economic conditions. Typically, such loans are substantially larger than one- to four-family residential mortgage loans. Because repayment is often dependent on the cash flow of a successfully operated or managed property, repayment of such loans may be more susceptible to adverse conditions in the real estate market or the economy generally than is the case with residential mortgages. The Bank currently offers both fixed-rate and adjustable-rate commercial real estate loans. Adjustable-rate commercial real estate loans are based on a 25 year amortization schedule with a ten-year term. Interest rates and payments are adjusted every one, three, or five years, depending on the plan. Fixed-rate commercial real estate loans are based on a 15-year amortization schedule with a ten-year term. All real estate collateralizing the commercial real estate loans is located in Ohio.

Historically, the Bank has not originated a substantial amount of residential construction loans because they are generally considered to involve a higher risk of loss than long-term financing on improved real estate. Moreover, because of the uncertainties inherent in estimating construction costs, delays, labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total amount required to complete a project and the related loan-to-value ratios. Furthermore, in the event of foreclosure on an unfinished project, the Bank must either incur the burden, delay and uncertain cost of finishing the construction or, alternatively, it may be forced to liquidate the collateral at an unfavorable price due to its incomplete state. During periods of rising interest rates, borrowers' cash reserves are strained, usually at the same time market conditions for sales deteriorate. However, construction loans are offered to qualified individuals employing the services of a bona fide general contractor. The maximum loan term is 18 months, and the applicant must submit plans, specifications and a cost breakdown.

Federal regulations limit the amount of a real estate loan made by a federally chartered savings institution to a specified percentage of the appraised value of the property securing the loan (referred to as the "loan-to-value ratio") at the time of origination. Regulations require each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the following types of real estate loans: raw land (65%); land development (75%); nonresidential construction (80%); improved property (85%); and one- to four-family residential construction (85%). One-to-four-family mortgages and home equity loans do not have maximum loan-to-value ratio limits, but one-to-four family mortgages with a loan-to-value ratio at origination of 90% or greater are expected to be backed by private mortgage insurance or readily marketable collateral. Institutions also are permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

Under policies adopted by the Board of Directors (the "Board"), the loan-to-value ratio is limited to 80% on residential mortgage loans, or up to 95% with private mortgage insurance that reduces the loan-to-value ratio to 80% or less. Commercial real estate loans generally may not exceed 75% of the value of the security property. Lines of credit secured by the equity in the borrower's residence, in combination with the existing first mortgage, generally cannot exceed 85% and 70% of the value of owner-occupied, single-family residences and investment properties, respectively, which secure such credit.

A "due-on-sale" clause is customarily included in documentation evidencing conventional mortgage loans. This clause gives the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Enforcement of the due-on-sale clause is a means by which the Bank can increase the rate on existing fixed-rate mortgage loans. The due-on-sale clause may be used to convert loans containing such provisions to loans which bear market rates of interest.

The Loan Committee, whose members are appointed by the Board, has authority to approve residential loan applications up to $250,000. Applications to borrow above this amount must be reviewed and approved by the Special Loan Committee or by the Board.

All of the Bank's mortgage lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Board. Decisions on loan applications are made on the basis of detailed applications and property valuations by independent appraisers approved by the Board conforming to the OTS appraisal standards. The loan applications are designed to determine the borrower's ability to repay, and the more significant items on the applications are verified through the use of credit reports, financial statements and confirmations.

It is the Bank's policy to obtain title insurance policies insuring that the Bank has a valid lien on the mortgaged real estate. Borrowers also must obtain fire and casualty insurance policies prior to closing and, when required by the Department of Housing and Urban Development, flood insurance policies.

CONSUMER LOANS. In addition to mortgage lending, the Bank offers consumer loans (e.g., for cars, boats, home and other property improvement loans with terms up to 15 years, lines of credit secured by the equity in the borrower's residence, loans to depositors in an amount up to 90% of their account balances which secure such loans, student loans guaranteed by the Ohio Student Loan Commission, MasterCard Gold credit card loans, which are also secured by equity in the borrower's residence and/or savings deposits, and unsecured MasterCard credit card loans). The Bank has emphasized the origination of consumer loans as part of its operating strategy because such loans have shorter terms than mortgages, provide for higher interest rates and yields and have maturities that more closely match the liabilities funding them. Individual consumer loans involve greater credit risk than single-family mortgage loans; however, the risk is in smaller increments. At December 31, 1996 and 1995, the equity line of credit loans and MasterCard loans totaled $43.2 million and $38.8 million, respectively.

LOAN CONTRACTUAL MATURITIES. Contractual maturities of loans do not reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and due-on-sale clauses. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages. The following table presents information regarding loan contractual maturities by categories of loans during the periods indicated:

                         Principal Balance at       Amounts Due in Years Ending December 31,
                          December 31, 1996         ----------------------------------------
                         --------------------
                                                                        2000-     2002-    2007-    After
                                               1997   1998     1999     2001      2006     2011     2011
                                               -----------------------------------------------------------
                                                                     (In thousands)
Real estate - mortgage          $209,058      1,127      5       47      956    57,219   28,568    121,136
Real estate - construction         4,272      4,272      0        0        0         0        0          0
Real estate - commercial          30,244         24     12       13      272    15,134   12,806      1,983
Land                               3,682      1,521  1,302       59        0         0      799          0
Consumer                          45,028      5,550    164      180      697    22,499    3,233     12,706
Business                           6,720      4,602    405      208      802       703        0          0
                                --------     ------  -----      ---    -----    ------   ------    -------
                                $299,004     17,096  1,888      507    2,727    95,555   45,406    135,825
                                ========     ======  =====      ===    =====    ======   ======    =======

ENVIRONMENTAL RISKS. The Bank encounters certain environmental risks in its lending activities. Under federal and state environment laws, lenders may become liable for the costs of cleaning up hazardous materials found at locations on which the lender may have a security interest in the property. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although these risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders since environmental contamination may render the property unsuitable for residential use. In addition, the value of the residential property may become substantially diminished by the contamination of nearby properties. In accordance with the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), appraisals for single-family homes include comments on environmental influences and conditions. The Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by training its underwriters to recognize the signs of environmental problems when they inspect properties; by requiring borrowers to represent and warrant that properties securing loans do not contain hazardous waste, asbestos or other such substances; by requiring borrowers to indemnify the Bank, with personal recourse, against environmental losses; by obtaining reports, where deemed appropriate, from environmental engineers on loans secured by non-residential properties and multi-family residential properties; and by obtaining further environmental reviews and tests where indicated by information obtained from borrowers or from property inspections or otherwise. No assurance can be given, however, that the value of properties securing loans in the Bank's loan portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Bank's exposure to liability for environmental cleanup.

SERVICING OF MORTGAGE LOANS. Mortgage servicing rights represent the right to service mortgage loans owned by others. In return for undertaking the contractual obligation to process and pass through principal and interest payments from borrowers to investors, to maintain escrow accounts for the payment of taxes and insurance to the appropriate parties, and to perform related servicing functions, the Bank receives an annual servicing fee. This annual fee is generally 3/8% of the outstanding balance of the loan. The value of servicing rights is not reflected as a balance sheet asset; rather, income from these rights is recognized over time as earned and the related servicing costs are expensed as incurred. The expenses related to servicing, which are included in the Bank's noninterest expense, include the staff and support systems needed to service these mortgage loans. See Note 5 of the "Notes to Consolidated Financial Statements" for further information.

Mortgage servicing rights are generally considered to have a value represented by the present value of the estimated future net servicing revenue to be received from those rights. The price of servicing rights may vary based on numerous factors such as the nature of servicing (adjustable-rate, fixed-rate, 30-year term or 15-year term), the remaining life of the loans, the interest rate on the loans, or payment and delinquency histories. The estimated value of servicing rights is largely dependent upon the duration of the associated loans. Value estimates are based upon certain prepayment and other assumptions. To the extent these assumptions prove inaccurate, the actual value of the servicing rights may be more or less than estimated. Prepayments have historically been affected by interest rate fluctuations, economic conditions and other factors. The market value of servicing rights, in addition to being affected by prepayments, may be affected by other factors as well, such as the market supply and demand for servicing rights.

SOURCES OF FUNDS
-----------------

GENERAL. Savings accounts, time certificates of deposit and other types of deposits have traditionally been the principal source of funds for use in lending and for other general business purposes. In addition to deposits, funds are derived from loan repayments. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities.

DEPOSITS. A number of different programs have been designed to attract both short-term and long-term savings of the general public. Although the variety of deposit accounts offered increases the Company's ability to retain deposits and allows it to be more competitive in obtaining new funds, it has not eliminated the risk of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). The Company has become much more subject to short-term fluctuations in deposit flows as customers have become more rate-conscious. As customers have become more rate-conscious and willing to move funds to higher yielding accounts, the ability of the Company to attract and retain deposits and the Company's cost of funds has been, and will continue to be, significantly affected by money market conditions.

The principal methods used to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. Traditional marketing methods are utilized to attract new customers and deposits, including mass media advertising and direct mailings.

BORROWINGS. The Bank obtains advances from the FHLB of Cincinnati and pledges as security for such advances the capital stock it owns in that entity, deposits it has with the FHLB of Cincinnati, and certain of its home mortgages. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB of Cincinnati advances are generally available to meet seasonal and other withdrawals of savings accounts, and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. Under these borrowing agreements, the maximum level of advances available to the Bank is generally limited to 25% of the Bank's total assets; however, the FHLB of Cincinnati may approve in excess of this limit based upon the Bank meeting all of its regulatory capital requirements. At December 31, 1996, the Bank had $30.0 million outstanding FHLB of Cincinnati advances.

The Bank may also obtain funds from sales of securities to institutional investors under agreements to repurchase, which are considered borrowings. The Bank did not borrow from such sources in 1996.

It is also possible to borrow funds from governmental sources other than the FHLB of Cincinnati, including the Federal Reserve Bank in limited circumstances, and from non-governmental sources such as commercial banks or insurance companies. The Bank did not borrow from such sources in 1996.

YIELDS EARNED AND RATES PAID
----------------------------

Net interest income is the largest component of net income. Net interest income is affected by the difference or spread between yields earned by the Company on its loan, investment and mortgage-backed securities portfolios and the rates of interest paid by the Company for its deposits and other borrowings, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. The following table sets forth information concerning the yields received by the Company on its loans and other investments, the rates paid on its deposits and borrowings, and the Company's resultant spread for the periods and dates indicated:

                                                   At or For the Year Ended December 31,
                               -------------------------------------------------------------------------------------------------
                                             1996                           1995                             1994
                                   For Period   End of Period   For Period      End of Period     For Period       End of Period
Weighted-average yield on loan
  portfolio                           8.45%         8.42%         8.20%            8.43%            7.47%              7.67%
Weighted-average yield on
  investment portfolio                6.33%         6.78%         6.24%            6.84%            3.98%              6.27%
Weighted average yield on
  mortgage-backed securities          7.91%         8.63%         8.02%            8.30%            7.47%              8.14%
Weighted-average yield on all
  interest-earning assets             8.19%         8.13%         7.92%            8.06%            7.18%              7.47%
Weighted-average rate paid on
  deposits                            4.78%         4.70%         4.92%            5.04%            3.84%              4.19%
Weighted-average rate paid on
  FHLB advances                       5.79%         5.80%         9.91%              --             9.92%             10.30%
Weighted-average rate paid on
  long-term borrowings                  --            --            --               --             6.92%                --
Weighted-average rate paid on
  all interest-bearing liabilities    4.83%         4.82%         4.93%            5.04%            3.92%              4.23%
Weighted-average interest
  rate spread (1)                     3.36%         3.31%         2.99%            3.02%            3.26%              3.24%

----------------
(1) Weighted-average interest rate spread is the weighted-average yield on all interest-earning assets during or at the end of the period less the weighted-average rate paid on all interest-bearing liabilities during or at the end of the period.

SUBSIDIARIES OF THE BANK
------------------------
Regulations permit federally chartered institutions to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries, and to joint ventures in which such subsidiaries are participants, in an aggregate amount not exceeding 3% of an institution's assets. If the federal savings association's investment in service corporations exceeds 1% of the institution's assets, not less than one half of the investment which exceeds 1% of the association's assets must be used primarily for inner-city and community development purposes. In addition, the Bank is authorized to make unlimited investments in any subsidiary of the Bank that is engaged in activities in which the Bank can directly engage.

The Bank has three wholly owned service corporation subsidiaries, Home Financial, Inc., Home Community Development Corporation and Ridgewood Financial Company. Through Home Financial, Inc., the Company offers its customers mutual funds, annuities, and other financial products. Home Community Development Corporation was incorporated on July 15, 1996. The newly formed corporation will be the operating unit for the Ohio Mezzanine Fund, which provides financing for borrowers. Ridgewood Financial Company was established to invest in limited partnerships that are engaged in real estate development activities. Management does not anticipate any expansion of such activities by Ridgewood Financial Company. The activities of these subsidiaries are not significant and do not constitute a business segment.

REGULATION
----------
GENERAL. To the extent that the information set forth in this document describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and/or the Bank. The operations of the Company and the Bank may be affected by legislative changes and by the policies of various regulatory authorities.

The Bank is a federally chartered stock savings institution, the deposits of which are insured by the FDIC up to applicable limits. Such insurance is backed by the full faith and credit of the United States Government. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the FHLB of Cincinnati and, accordingly, is subject to broad federal regulation and oversight extending to all its operations, including certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the Company is also subject to federal regulation and oversight.

HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulations and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such restrictions unless such other institutions each qualify as a qualified thrift lender ("QTL") and were acquired in a supervisory acquisition.


FEDERAL REGULATION OF SAVINGS INSTITUTIONS. The activities of savings institutions are governed by the Home Owner's Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The federal banking statutes (1) restrict the use of brokered deposits by troubled savings institutions that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings institutions and (6) require the federal banking agencies to establish by regulation loan-to-value limitations on real estate lending. The Bank is in compliance with each of these restrictions. The Bank does have the authority under HOLA to make certain loans or investments, not exceeding 5.0% of its total assets, on each of (i) non-conforming loans (loans in excess of the specific limitations of HOLA) and (ii) construction loans without security for the purpose of financing what is or is expected to be residential property. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantee and projected future income on the properties.

The OTS has extensive authority over the operations of savings institutions, such as the Bank. As a result of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. The Bank was examined by the OTS in May, 1996, while the Company was examined by the OTS in June, 1996.

ENFORCEMENT. Under the Federal Deposit Insurance Act ("FDIC Act"), the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required. Under the FDIC Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

LOANS TO ONE BORROWER. Under federal regulations, the aggregate amount of loans that may be made to any borrower, including related entities, is limited to 15% of the Bank's unimpaired capital and surplus (unimpaired capital is equity and loan loss reserves less goodwill; subordinated debt up to 50% of this total may be included). An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1996, the Bank's loans-to-one borrower limit was $4.0 million. Loans secured by readily marketable collateral may be made up to 25% of unimpaired capital. The Bank did not have any borrowers at December 31, 1996, whose aggregate outstanding credit was in excess of the loans-to-one-borrower regulation. At December 31, 1996, the five largest loans or group of loans to any one borrower, including related entities, amounted to $1.6 million, $1.5 million, $1.5 million, $1.4 million and $1.3 million, respectively. The five loans mentioned above were all performing at December 31, 1996. The Bank is in compliance with the loans-to-one borrower limitation.

ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the operation of the OTS. The general assessment is paid on a semi-annual basis, and is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank in 1996 totaled $86,000.

INSURANCE OF DEPOSIT ACCOUNTS. The Bank is a member of SAIF, which is administered by the FDIC and is backed by the full faith and credit of the U.S. Government. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC. As the insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulations or order to pose a serious risk to the FDIC.

The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon one of three capital categories that are substantially similar to the prompt corrective action ratios and consist of (i) well capitalized, (ii) adequately capitalized and (iii) undercapitalized categories. An institution also is assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Bank is classified in the highest ranked category of "well capitalized" and "healthy" institution.

Absent a waiver from the FDIC, an insured depository institution is not permitted to accept brokered deposits unless the institution is "well capitalized". Deposit brokers are required to register with the FDIC. At December 31, 1996, the Bank had no brokered deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. All subsidiaries of the Bank are consolidated for capital purposes. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core captial) ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) captial ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1 (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 1996, the Bank had no instruments that qualify as supplementary capital and its general loss reserves were less than 1.25% of risk-weighted assets.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component.

If the OTS determines that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice, it is authorized to reclassify a well capitalized institution (i.e., significantly exceeds its capital requirements as defined by the OTS) as an adequately capitalized institution and if the institution is adequately capitalized, to impose the restrictions applicable to an undercapitalized institution. If the institution is undercapitalized, the OTS is authorized to impose the restrictions applicable to a significantly undercapitalized institution. The imposition by the OTS or the FDIC of any of these measures on the Bank, which is not anticipated, may have a substantial adverse effect on the Bank's and Company's operations and profitability and the value of the Company's Common Stock. Shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in a dilution in the percentage of ownership of the Company's shareholders.

LIMITATIONS ON DIVIDENDS OF THE BANK. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of the Company's funds on an unconsolidated basis is expected to be dividends from the Bank. Various statutory and regulatory restrictions, however, limit directly or indirectly the amount of dividends the Bank can pay.

The capital distributions regulation imposes uniform limitations on the ability of savings institutions to engage in various distributions of capital such as dividends, stock repurchases, and cash-out mergers. The OTS believes that uniform treatment of these transactions provides a consistent policy regarding savings institutions' capital needs and the necessity of preserving and enhancing the tangible capital levels of all savings institutions.

The Bank is currently a Tier 1 association. As a Tier 1 association, the Bank is permitted (without application) to make aggregate capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. Capital distributions in excess of such amount require that the association follow the regulation's advance notice and opportunity for objection procedures.

A savings institution with net capital below its regulatory capital requirement (or a savings institution meeting its capital requirement but which has received notice from the OTS that it is in need of more than normal supervision) is not authorized to make any capital distributions unless it receives prior written approval from the OTS, or if the association is operating in compliance with an approved capital plan, the capital distribution is consistent with the association's capital plan. The Bank has not been specifically notified by the OTS that it is in need of more than normal supervision.

The OTS may prohibit any capital distribution otherwise permitted under this regulation upon a determination that the making of the capital distribution would constitute an unsafe and unsound practice, such as where an association's capital is diminishing due to substantial losses. All limitations on capital distributions set forth in the regulation apply also to any direct or indirect distributions of capital to affiliates, including those in connection with a corporate reorganization.

In connection with the approval of the holding company reorganization whereby the Bank became a wholly-owned subsidiary of the Company, the Federal Home Loan Bank Board, predecessor of the OTS, required the Company to agree that for a period of ten years after the reorganization, unless the Bank obtains the prior approval of its Regional Director of the OTS - Chicago, (i) at any time when the Bank meets its minimum capital requirement, such dividends will be limited to 100% of cumulative net income for the prior eight quarters, as reduced by dividends paid for such quarters; and (ii) the company may not accept from the Bank, nor cause the Bank to pay, any dividend that would cause the Bank's regulatory capital to fall below its Minimum Capital Requirement. Furthermore, the Bank must give the OTS at least 30 days advance notice of any proposed declaration of dividends on its stock.

QUALIFIED THRIFT LENDER ("QTL") TEST. All savings institutions, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. This test requires a savings bank to have at least 65% of its portfolio assets (as defined in the statue) in qualified thrift investments. At December 31, 1996, the Bank is in compliance with a ratio of 81.01%. The Bank projects continued compliance for the foreseeable future.

A savings association that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirctly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and becomes subject to the rules applicable to such companies.

LIQUIDITY. All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon institutions for violations of liquidity requirements. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.88% and a short-term liquid asset ratio of 1.14%.

COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Each financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition or to open a branch facility. Under recently enacted revisions to the CRA regulations, the current CRA assessment system is being replaced with a new evaluation system that would rate institutions based on their actual perfomance (rather than efforts) in meeting community credit needs. Under these new regulations, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments (the investment test) to low- and moderate-income areas in the communities it serves, based on the communities' demographics, characteristics and needs, the institution's capacity, product offerings and business strategy. The Bank does not believe that the new CRA regulations will substantially change its programs and policies designed to meet the needs of its communities.

TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company) or to make loans to certain insiders, is limited by Section 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified in the FRA, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings institutions may purchase the securities of any affiliate other than a subsidiary.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as any entities that such persons control, are governed by
Section 22(h) of the FRA, Regulation O thereunder, Section 22(g) of the FRA and the OTS's Conflicts Rule at 12 CFR 563.43. Among other things, these regulations
(i) require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, (ii) place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and (iii) require certain approval procedures to be followed. Certain of these transactions are also subject to conflict-of-interest regulations enforced by the OTS. These regulations cover transactions by the Bank and its subsidiaries with affiliated persons involving the sale, purchase or lease of property. Affiliated persons include officers, directors and controlling shareholders. These conflict-of-interest regulations and other statutes also impose restrictions on loans to affiliated persons. Among other things, such loans must be made on terms substantially the same as loans to unaffiliated individuals.

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or control bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati. At December 31, 1996, the Bank had $2.8 million in FHLB stock, which was in compliance with the requirement.

The FHLBs are required to provide funds to cover certain obligations on banks issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also have an adverse effect on the value of the FHLB stock in the future. For the fiscal year ended December 31, 1996, dividends paid by the FHLB of Cincinnati to the Bank totaled $187,800.

FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts (primarily checking NOW accounts) and non-personal time deposits. At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See the subsection "Liquidity." Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Bank's earning assets.

Savings institutions are authorized to borrow from the Federal Reserve Bank "discount windows," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

FEDERAL SECURITIES LAW. The common stock of the Company is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities and Exchange Commission under the Exchange Act.

FEDERAL TAXATION
-----------------

The Company is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which subjects corporations to an income tax generally calculated at 35% of taxable income. The Company and its subsidiaries file a consolidated federal income tax return.

At December 31, 1996, the Company had no net operating loss carryforwards for federal income tax purposes. Federal income tax rules allow net operaing losses to be carried back three years and carried forward 15 years.

Federal income tax returns have been audited by the Internal Revenue Service through the Company's taxable year ended December 31, 1991.

See Note 1 and Note 13 of the "Notes to Consolidated Financial Statements" for further information concerning the financial statement reporting of federal income taxes of the Company and a discussion of 1996 legislation affecting the tax treatment of the bad debt deduction.

STATE TAXATION
---------------
The Company is subject to the Ohio franchise tax on holding companies of financial institutions. The tax imposed is the greater of the tax on net worth after adjustments to exclude the portion attributable to the financial institution or the tax on net income. The tax on net income is computed on federal taxable income adjusted to exclude distributions from the financial institution, and subject to certain other adjustments. The rate of tax differs for the net worth and net income computations and can include a surtax if based on net income and an add-on litter tax under either method.

The Bank is also taxed under Ohio law. The Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempt assets. The Bank pays the tax at a rate of 1.5% of net worth.

EMPLOYEES
----------
As of December 31, 1996, the Company and its subsidiaries had 91 full-time and 21 part-time employees. The Company is not a party to any collective bargaining agreement with respect to its employees, and the Company believes it enjoys harmonious relations with its personnel.

EXECUTIVE OFFICERS
-------------------

The following information is supplied with respect to executive officers of the Registrant and its subsidiaries. The executive officers of the Registrant are the same as the executive officers of the Bank. There are no arrangements or understandings pursuant to which any of the officers were selected as an officer, and no executive officer is related to any other executive officer or director by blood, marriage or adoption.

William A. Valerian (Age 53) - Mr. Valerian was appointed President and Chief Executive Officer of both the Company and the Bank in May, 1990. Mr. Valerian has been the President of the Bank since 1986. He joined the Bank in February, 1978.

Marlene D. Culbertson (Age 36) - Mrs. Culbertson was appointed Vice President of both the Company and the Bank in January, 1996. Since joining the Bank in 1986, Mrs. Culbertson has held various positions within the Bank.

Nancy M. Czupik (Age 48) - Ms. Czupik has been Corporate Counsel and Secretary of both the Company and the Bank since June, 1993. From May, 1989 until joining the Company in 1993, Ms. Czupik was Assistant Vice President and Assistant Legal Counsel at another Cleveland-area financial institution.

Richard C. Ebner (Age 46) - Mr. Ebner, a certified public accountant, was appointed Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of both the Company and the Bank in May, 1990. He joined the Bank in 1984.

Ennio F. Izzo (Age 57) - Mr. Izzo joined the Company in April, 1995 as Vice President of both the Company and the Bank. Prior to joining the Company, Mr. Izzo operated a consulting practice engaged in advising both small and large corporations regarding financial, operational, strategic management and international issues. In 1991, Mr. Izzo founded Enterprise Bank and served as President and CEO through 1993.

Nick J. Nero, Jr. (Age 53) - Mr. Nero was appointed Vice President of the Company in August, 1989. He is also Vice President in charge of operations of the Bank and has held this position since December, 1983. He has been employed by the Bank since 1982.

Edward R. Turza (Age 47) - Mr. Turza was appointed Vice President of both the Company and the Bank in January, 1993. He had been an Assistant Vice President of the Bank since 1977. He joined the Bank in 1974.

ITEM 2. PROPERTIES
--------------------------
OFFICES AND OTHER MATERIAL PROPERTIES. The Company neither owns nor leases any real property; for the present, it uses the premises, equipment and furniture of the Bank without direct payment of any rental fees to the Bank. The headquarters of the Company and its subsidiaries are located on the fourth and fifth floors of the Terminal Tower, in downtown Cleveland, Ohio. The Company's offices in the Terminal Tower are comprised of 29,000 square feet, which are leased for an initial period of ten and one-half years, expiring on June 30, 2004. The Company has renewal options for two additional lease terms of five years each, and expansion options for up to 6,000 additional square feet of space.

The Bank currently operates ten full-service offices in the greater Cleveland area, of which three are owned and seven are leased. The book value of the Bank's owned premises and leasehold improvements (net of accumulated depreciation) at December 31, 1996 was $2.9 million.

ITEM 3. LEGAL PROCEEDINGS
--------------------------
The Company and its subsidiaries are not parties to any material legal proceedings other than routine litigation incidental to their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------
The information required by this item is set forth on page A-1 of Appendix A to the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------
The information required by this item is set forth on page A-2 of Appendix A to the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, and is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
The information required by this item is set forth on pages A-3 through A-16 of Appendix A to the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
The information required by this item is set forth on pages A-17 through A-40 of Appendix A to the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, and is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------
Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
The information required by this item regarding the directors of the Company is set forth on pages 3 through 7 of the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, under the caption "The Board of Directors and its Committees", and is incorporated herein by this reference. The information required by this item regarding executive officers of the Company is set forth under Part I, Item 1 under the caption "Executive Officers" on page 16 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------
The information required by this item is set forth on pages 7 through 13 of the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, under the caption "Remuneration and Other Information," and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The information required by this item is set forth on pages 2 and 3 of the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, under the caption "Beneficial Ownership," and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The information required by this item is set forth on pages 14 and 15 of the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997, under the caption "Certain Transactions," and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)(l) The following consolidated financial statements of Registrant and its subsidiaries included in the Definitive Proxy Statement of the Company relating to the 1997 Annual Meeting of Shareholders to be held on April 23, 1997 are incorporated herein by reference. The remaining information appearing in the definitive proxy statement is not deemed to be filed as part of this report, except as expressly provided herein and throughout this document.

Financial Statements                                                                           Page
--------------------                                                                           ----
Report of Independent Auditors                                                                 A-18
Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.               A-19
Consolidated Statements of Income for the three years ended December 31, 1996.                 A-20
Consolidated Statements of Cash Flows for the three years ended December 31, 1996.             A-21
Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996.   A-22
Notes to Consolidated Financial Statements.                                                    A-23

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are filed herewith or are incorporated herein by reference:

                                                                               Page Number in
Exhibit No.                   Exhibit                                      manually signed Report
----------                    -------                                      ----------------------
         3.1      Amended Articles of Incorporation                                (a)

         3.2      Code of Regulations, as amended                                  (b)

         4.1      Specimen of Stock Certificate                                    (a)

         10.1     Directors' Stock Option Plan                                     (a)

         10.2     Management Incentive Compensation Plan                           (a)

         10.3     1995 Stock Option Plan                                           (f)

         10.4     Agreement for Dividend Investment Service and
                    Monthly Investment Plan                                        (a)

         10.5     Haverfield Corporation Employee Stock Ownership Plan             (c)

         10.6     First and Second Amendment to the Haverfield Corporation
                    Employee Stock Ownership Plan                                  (d)

         10.7     Third Amendment to the Haverfield Corporation Employee Stock
                    Ownership Plan                                                 (e)

         10.8     Fourth Amendment to the Haverfield Corporation Employee Stock
                    Ownership Plan                                                 (f)

         10.9     Correction to the Haverfield Corporation Employee Stock
                    Ownership Plan                                                  21

         10.10    Consulting Agreement dated August 1, 1996 with Peter E. Shimrak   23

                                                                               Page Number in
Exhibit No.                   Exhibit                                      manually signed Report
----------                    -------                                      ----------------------
         10.11    Employment Agreement between Registrant and William A.
                    Valerian dated August 28, 1996.                                  31

         10.12    Change in Control Agreement between Registrant and Richard C.
                    Ebner dated August 30, 1996.                                     44

         10.13    Change in Control Agreement between Registrant and Ennio F.
                    Izzo dated August 30, 1996.                                      52

         10.14    Change in Control Agreement between Registrant and Nick J.
                    Nero, Jr., dated August 30, 1996.                                60

         10.15    Change in Control Agreement between Registrant and Marlene D.
                    Culbertson dated August 30, 1996.                                68

         10.16    Change in Control Agreement between Registrant and Edward R.
                    Turza dated August 30, 1996.                                     76

         11       Statement re: Computation of per share earnings                    84

         22       Subsidiaries of the Registrant                                     86

         24       Consent of Deloitte & Touche LLP                                   88

         27       Financial Data Schedule (EDGAR only)

         28.1     The Definitive Proxy Statement of the Company for the Annual
                    Meeting of Shareholders to be held April 23, 1997 and
                    Appendix A thereto                                               90

         28.2     Form 11-K                                                         149

------------------

     (a) Exhibit is incorporated herein by reference to Form S-4 Registration Statement No. 33-27266 previously filed by Registrant on March 21, 1990.

     (b) Exhibit is incorporated herein by reference to the June 30, 1992 Form 10-Q.

     (c) Exhibit is incorporated herein by reference to the December 31, 1991 Form 10-K

     (d) Exhibit is incorporated herein by reference to the December 31, 1992 Form 10-K.

     (e) Exhibit is incorporated herein by reference to the December 31, 1993 Form 10-K.

     (f) Exhibit is incorporated herein by reference to the December 31, 1994 Form 10-K.

(b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

(c) See (a)(3) above for all exhibits filed herewith or incorporated herein by reference.

(d) Separate financial statements are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Haverfield Corporation
                             ----------------------
                                   Registrant

By: /s/ William A. Valerian                  Dated:         March 19, 1997
    -------------------------------------                   --------------
    William A. Valerian
    Chairman of the Board,
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Valerian                      Dated:         March 19, 1997
-----------------------------------------                   --------------
William A. Valerian, Chairman of the Board,
President and Chief Executive Officer

/s/ Michael T. Gaul                          Dated:         March 19, 1997
-----------------------------------------                   --------------
Michael T. Gaul, Director

/s/ Mark R. Magnotto                         Dated:         March 19, 1997
-----------------------------------------                   --------------
Mark R. Magnotto, Director

/s/ Robert M. Mooney                         Dated:         March 19, 1997
-----------------------------------------                   --------------
Robert M. Mooney, Director

/s/ David A. Nolan                           Dated:         March 19, 1997
-----------------------------------------                   --------------
David A. Nolan, Director

/s/ Jacques C. Pomeroy                       Dated:         March 19, 1997
-----------------------------------------                   --------------
Jacques C. Pomeroy, Director

/s/ Peter E. Shimrak                         Dated:         March 19, 1997
-----------------------------------------                   --------------
Peter E. Shimrak, Director

/s/ Richard C. Ebner                         Dated:         March 19, 1997
-----------------------------------------                   --------------
Richard C. Ebner, Executive Vice President,
Chief Operating Officer, Chief Financial
Officer and Treasurer