Form 10-Q
period 1997-03-31
HAVERFIELD CORP
filed 1997-05-07
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0--17947

                             HAVERFIELD CORPORATION
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                      34-1606726
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

Terminal Tower, 50 Public Square, Suite 444, Cleveland, Ohio     44113-2203
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:         (216) 348-2800

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

                                   YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 par value                         1,906,349
--------------------------------------------------------------------------------
          (Class)                             (Outstanding at May 8, 1997)

                             HAVERFIELD CORPORATION
                                     INDEX

                                                                           PAGE
--------------------------------------------------------------------------------
Part I.   Financial Information

Consolidated Statements of Financial Condition
     March 31, 1997, December 31, 1996 and March 31, 1996                    3

Consolidated Statements of Income
     Three Months Ended March 31, 1997 and 1996                              4

Consolidated Statements of Cash Flows
     Three Months Ended March 31, 1997 and 1996                              5

Notes to Consolidated Financial Statements                                   6

Management's Discussion and Analysis                                        15

Part II.  Other Information

Item 1 -  Legal Proceedings                                                 19

Item 2 -  Changes in Securities                                             19

Item 3 -  Defaults Upon Senior Securities                                   19

Item 4 -  Submission of Matters to a Vote of Security Holders               19

Item 5 -  Other Information                                                 19

Item 6 -  Exhibits and Reports on Form 8-K                                  20

                        PART I. - FINANCIAL INFORMATION

                             HAVERFIELD CORPORATION

           Consolidated Statements of Financial Condition (unaudited)
--------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                            March 31, 1997 December 31, 1996 March 31, 1996
                                                            -------------- ----------------- --------------

ASSETS
Cash and due from banks                                         $   3,914      $   5,489      $   5,088
Due from banks-interest bearing                                       100            100            100
Federal funds sold                                                  1,288          2,822          2,359
Investment securities:
     Available for sale, at fair value (Amortized
     cost of $32,419, $34,367, and $35,224, respectively)          31,712         33,990         34,810
Mortgage-backed securities:
     Available for sale, at fair value (Amortized
     cost of $1,898, $1,937 and $2,541, respectively)               1,965          2,010          2,603
Loans (net of allowance for loan losses of $2,980,
     $2,922 and $2,745, respectively)                             294,143        293,792        285,792
Premises and equipment                                              4,324          4,176          3,949
Accrued interest and other assets                                   4,218          4,477          4,929
                                                                ---------      ---------      ---------
       TOTAL                                                    $ 341,664      $ 346,856      $ 339,630
                                                                =========      =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
       Passbook/statement accounts                              $  37,715      $  39,305      $  44,596
       Non-interest-bearing NOW accounts                            7,291          7,115          7,655
       Interest-bearing NOW accounts                               15,867         17,188         17,152
       Money market fund accounts                                  63,338         62,263         59,208
       Certificates of deposit                                    149,015        153,202        175,357
                                                                ---------      ---------      ---------
          Total deposits                                          273,226        279,073        303,968
     Advances from Federal Home Loan Bank                          32,000         30,000             --
     Advances by borrowers for taxes and insurance                  3,531          6,207          2,621
     Accrued interest and other liabilities                         4,232          3,224          4,847
                                                                ---------      ---------      ---------
     Total liabilities                                            312,989        318,504        311,436
                                                                ---------      ---------      ---------
Shareholders' Equity:
     Preferred stock; 1,000,000 shares authorized;
       none issued                                                     --             --             --
     Common stock, par value $.01 per share; 5,000,000
       shares authorized; 1,915,892 shares issued                      19             19             19
     Capital in excess of par value                                16,510         16,510         16,494
     Retained earnings                                             12,692         12,146         12,050
     Net unrealized appreciation (depreciation) in the fair
       value of securities (net of deferred income taxes
       of $(218), $(103) and $(120), respectively)                   (423)          (201)          (233)
     Common shares in treasury, at cost (9,543 shares,
       9,543 shares and 11,790 shares, respectively)                 (122)          (122)          (136)
                                                                ---------      ---------      ---------
     Total shareholders' equity                                    28,675         28,352         28,194
                                                                ---------      ---------      ---------
       TOTAL                                                    $ 341,664      $ 346,856      $ 339,630
                                                                =========      =========      =========

See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION

                 Consolidated Statements of Income (unaudited)
--------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997       1996
                                                         ----       ----

Interest income:
     Loans                                              $6,144     $6,033
     Investment securities and other                       619        783
     Mortgage-backed securities                             40         53
                                                        ------     ------
          Total interest income                          6,803      6,869
                                                        ------     ------

Interest expense:
     Deposits                                            3,245      3,804
     Advances from Federal Home Loan Bank                  480          -
                                                        ------     ------
          Total interest expense                         3,725      3,804
                                                        ------     ------

Net interest income                                      3,078      3,065
Provision for loan losses                                   96         34
                                                        ------     ------
Net interest income after provision for loan losses      2,982      3,031
                                                        ------     ------

Noninterest income:
     Service fees and other charges                        359        333
     Servicing income                                      103        121
     Other income                                          104         67
                                                        ------     ------
          Total noninterest income                         566        521
                                                        ------     ------

Noninterest expense:
     Employee compensation and benefits                    972        989
     Occupancy and equipment                               468        488
     Advertising                                           148         84
     Insurance premiums                                     24        200
     Data processing fees                                   95         94
     Amortization of intangibles                            30         84
     Other expenses                                        581        646
                                                        ------     ------
          Total noninterest expense                      2,318      2,585
                                                        ------     ------

Income before income taxes                               1,230        967
Provision for income taxes                                 418        329
                                                        ------     ------
Net income                                              $  812     $  638
                                                        ======     ======

Net income per common share                             $  .43     $  .34
                                                        ======     ======

Cash dividend paid per common share                     $  .14     $ .135
                                                        ======     ======

See notes to consolidated financial statements.

                            HAVERFIELD CORPORATION

              Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                            (Dollars in thousands)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   1997          1996
                                                                                   ----          ----

OPERATING ACTIVITIES:
Net income                                                                      $    812      $    638
Adjustments to reconcile net income to net cash provided by
operating activities:
     Provision for loan losses                                                        96            34
     Amortization of intangibles                                                      30            84
     Depreciation                                                                    190           164
     Amortization of deferred loan fees                                              (38)          (52)
     Federal Home Loan Bank stock dividends                                          (48)          (45)
     Net change in other assets and other liabilities                                 58           199
     Net change in accrued interest receivable and accrued interest payable        1,066         1,491
     Other                                                                           223           262
                                                                                --------      --------
          Net cash provided by operating activities                                2,389         2,775
                                                                                --------      --------

INVESTING ACTIVITIES:
Disbursements on loans originated                                                (20,481)      (24,338)
Proceeds from:
     Loan repayments and maturities                                               22,069        23,012
     Mortgage-backed security repayments and maturities                               38           130
     Investment security calls and maturities                                      2,000        17,000
Purchases of:
     Loans                                                                        (1,995)         (873)
     Investment securities                                                             -        (5,098)
     Premises and equipment                                                         (339)         (160)
Decrease (increase) in federal funds sold                                         (1,534)        2,038
                                                                                --------      --------
     Net cash provided by investing activities                                     2,826        11,711
                                                                                --------      --------

FINANCING ACTIVITIES:
Net decrease in certificates of deposit                                           (4,187)      (18,106)
Net increase (decrease) in passbook, NOW and money market fund accounts           (1,660)        4,295
Payment of cash dividends                                                           (267)         (257)
Proceeds from borrowings                                                           2,000             -
Proceeds from exercise of stock options                                                -           142
Net decrease in mortgage escrow deposits                                          (2,676)       (3,119)
                                                                                --------      --------
Net cash used in financing activities                                             (6,790)      (17,045)
                                                                                --------      --------

Net decrease in cash and due from banks                                           (1,575)       (2,559)
Cash and due from banks at beginning of period                                     5,489         7,647
                                                                                --------      --------
Cash and due from banks at end of period                                        $  3,914      $  5,088
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

NATURE OF OPERATIONS -- Haverfield is a unitary savings and loan holding company whose principal operating subsidiary is Home Bank, F.S.B. (the "Bank"). The Company is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, various types of consumer loans and commercial loans in its market area. The Company's principal market area consists of suburban communities of Cleveland, and the Company's business is conducted through its corporate office located in Cleveland, Ohio and ten branch offices located in Beachwood, Brooklyn, Cleveland, Euclid, Lakewood, Mayfield Village, Mentor, Rocky River, University Heights, and Westlake, Ohio. Loans and deposits are primarily generated from the areas where its banking offices are located. The Company's income is derived predominately from interest on loans and investments and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage in real estate development activities, mezzanine lending and investment counseling which are not material to its operations as a whole and are not significant enough to constitute a business segment.

On April 22, 1997, Charter One Financial, Inc. ("Charter One"), the holding company of Charter One Bank, F.S.B., and the Company entered into a definitive agreement (the "Merger Agreement") to merge in a stock-for-stock exchange. The merger, which would be accounted for as a pooling of interests, is expected to close near the end of the third quarter of 1997. The Merger Agreement has been approved by the boards of directors of both companies, however, the transaction requires the approvals of the Office of Thrift Supervision and Haverfield shareholders.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company, the Bank, and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 1997 and 1996, (b) the financial position at March 31, 1997, December 31, 1996 and March 31, 1996, and
(c) cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results which may be expected for a full year. Certain amounts previously reported in the prior years consolidated financial statements have been reclassified to conform with the current presentation.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES -- Securities are classified as either trading, available for sale or held to maturity. Securities classified as trading would be carried at estimated market value with the adjustment, if any, reflected in the statement of income. Securities classified as available for sale are also carried at estimated market value; however, the adjustment, if any, is reflected in shareholders' equity. Securities held to maturity are carried at amortized cost. Gains or losses on the sale of securities, representing the difference between net proceeds and carrying value, are recorded in noninterest income on the trade date using the specific identification method.


LOANS -- At the time of origination or purchase, loans are classified as held for sale or held for investment, based upon management's intent. Critical to the proper classification of, and accounting for, loans as investments is the intent and ability to hold them to maturity. Loans held for sale are accounted for at the lower of cost or market, with any unrealized loss included in income. Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and accretion of discounts using the interest method. Interest is accrued as earned. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value on the transfer date.

A loan is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated. For loans which are individually not significant ($500,000 or less) and represent homogeneous populations, the Bank evaluates impairment based on the level and extent of delinquencies. Such loans include all mortgage loans secured by 1-4 family residential property, all consumer loans, and certain multi-family real estate loans, nonresidential real estate loans, business loans and leases. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value or (2) when collection efforts have ceased.

NONPERFORMING LOANS -- Loans considered to be nonperforming include nonaccrual, accruing loans delinquent 90 days or more, and restructured loans. Loans are classified as nonaccrual when, in management's judgment, the borrower no longer has the ability and intent to make periodic interest and principal payments. Loans are classified as accruing loans delinquent 90 days or more when the loan is 90 days or more past due, is fully secured, and, in management's judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or the term due to the inability of the borrower to meet the obligation under the original terms.

LOAN FEES -- Loan origination fees received for loans held for investment, net of certain direct origination costs, are deferred and amortized to interest income over the contractual life of the loan using the level yield method. Loan origination fees received for loans held for sale, net of certain direct origination costs, are deferred and recognized as an adjustment of the basis on sale of the loans. Fees received for loan commitments that are expected to be drawn, based on the Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees related to loans paid off are included in interest income in the period the loan is paid off. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

ALLOWANCE FOR LOAN LOSSES -- The allowance for loan losses is established at an amount necessary to reduce the recorded balances of loans receivable to their estimated net realizable value, and is increased by charges to income and decreased by charge-offs (net of recoveries). The allowance for loan losses is based on management's estimate of the value of the collateral, considering the current and currently anticipated future operating or sales conditions, as well as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. Recovery of the carrying value of such loans is dependent on economic, operating, and other conditions that are beyond the control of the Company. In the opinion of management, the allowance for loan losses is recorded in accordance with generally accepted accounting principles.

REAL ESTATE OWNED -- Real estate owned consists of property acquired in settlement of foreclosed loans. Real estate owned is carried at the lower of fair value less estimated costs to sell or cost. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding and maintaining the property are charged to expense.

PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets for financial reporting purposes. For tax purposes, depreciation on certain assets is computed using accelerated methods.

INTANGIBLE ASSETS -- Cost in excess of fair value of net assets acquired was amortized to expense using the interest method over a period of three years.

FEDERAL INCOME TAXES -- The Company and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at the balance sheet date. On August 20, 1996, legislation was signed into law which repealed the percentage of taxable income method tax bad debt deduction available for thrift institutions. This repeal was effective for the Company's taxable year beginning January 1, 1996. In addition, the legislation requires the Company to include in taxable income its bad debt reserves in excess of its base year reserve over a six- to eight-year period depending upon the maintenance of certain loan origination levels. The recapture amount of $1.2 million will result in payments totaling $400,000, which has previously been accrued. Since the percentage of taxable income method tax bad debt deduction and the corresponding increase in the tax bad debt reserve in excess of the base year have been treated as temporary differences pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, this change in tax law will have no effect on the Company's future consolidated statement of operations.

EARNINGS PER COMMON SHARE -- Earnings per common share was computed using the weighted average number of common shares outstanding for the period. The weighted average shares used in the computation of earnings per common share was 1,906,349 shares, and 1,886,921 shares during the three-month periods ended March 31, 1997 and 1996, respectively. The stock options are not dilutive for computing earnings per share.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $647,000 and $628,000 at March 31, 1997 and 1996, respectively.

No income tax payments were required for the three months ended March 31, 1997. Income tax payments made for the three months ended March 31, 1996 were $200,000. Interest paid on deposits and other borrowings totaled $2,484,000 and $2,387,000 for the three months ended March 31, 1997 and 1996, respectively. There were no loans made to finance the sale of foreclosed real estate during the three months ended March 31, 1997 and 1996. There were no acquisitions of real estate property through foreclosure during the three months ended March 31, 1997 and 1996.

NEW ACCOUNTING STANDARDS -- In January, 1997 the Company adopted SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this Statement did not have a material impact on the financial condition and results of operations of the Company. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 127 that defers the effective date of certain provisions of SFAS 125 related to secured borrowings and collateral, repurchase agreements, dollar-rolls, securities lending, and similar transactions until after December 31, 1997. This Statement requires restatement of all prior-period EPS data presented. Management intends to adopt this statement when it becomes effective. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.

In February 1997 the FASB issued SFAS No. 128 Earnings per Share. SFAS 128 revises the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures and requires a reconciliation of the basic EPS computation to diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Management intends to adopt this statement when it becomes effective. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.

In February 1997 the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This Statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earnings Per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47 and, therefore, is not expected to have a significant impact on the financial condition or results of operations of the Company.

2. All investment securities are classified as available for sale. Amortized cost, estimated market values and weighted average end-of-period yields of investment securities by contractual maturity are summarized as follows:

                                                 March 31, 1997          December 31, 1996             March 31, 1996
                                         -------------------------   --------------------------  --------------------------
                                         Amortized  Market           Amortized  Market           Amortized  Market
                                            Cost     Value   Yield     Cost      Value    Yield     Cost     Value    Yield
                                          -------   -------   ----    -------   -------   ----    -------   -------   ----
                                                                         (Dollars in thousands)

U.S. government obligations:
     Due in one year or less              $ 2,497   $ 2,499   5.74%   $ 2,497   $ 2,499   5.82%   $ 1,000   $ 1,011   7.25%
     Due after 1 year through 5 years       7,492     7,386   6.55%     9,490     9,411   6.68%    15,988    15,890   6.34%
     Due after 5 years through 10 years    19,481    18,876   6.93%    19,479    19,180   6.93%    15,477    15,149   6.90%
                                          -------   -------           -------   -------           -------   -------
Total                                      29,470    28,761   6.73%    31,466    31,080   6.76%    32,465    32,050   6.64%
                                          -------   -------           -------   -------           -------   -------

Marketable equity securities                  100       102   6.41%       100        99   6.38%       100       101   6.41%
Federal Home Loan Bank stock                2,849     2,849   7.00%     2,801     2,801   7.00%     2,659     2,659   7.00%
                                          -------   -------           -------   -------           -------   -------
Total                                     $32,419   $31,712   6.75%   $34,367   $33,990   6.78%   $35,224   $34,810   6.66%
                                          =======   =======           =======   =======           =======   =======

At March 31, 1997, investment securities totaling $2.0 million were pledged as collateral for deposits, and investment securities totaling $1.5 million were pledged as collateral for a revolving credit facility extended to the Company by a third-party lender. The Federal Home Loan Bank stock was pledged as collateral for the advances from the Federal Home Bank of Cincinnati.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                   March 31, 1997       December 31, 1996       March 31, 1996
                               ---------------------- --------------------- ----------------------
                                  Gross      Gross       Gross     Gross       Gross     Gross
                               Unrealized  Unrealized Unrealized Unrealized Unrealized  Unrealized
                                  Gains      Losses      Gains     Losses      Gains     Losses
                               ----------  ---------- ---------- ---------- ----------  ----------

                                                             (In thousands)

U.S. government obligations        $  4       $713       $  2       $378       $ 21       $436
Marketable equity securities          2          -          -          1          1          -
Federal Home Loan Bank stock          -          -          -          -          -          -
                                   ----       ----       ----       ----       ----       ----
Total                              $  6       $713       $  2       $379       $ 22       $436
                                   ====       ====       ====       ====       ====       ====

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

Amortized cost, estimated market values and weighted average end-of-period yields of mortgage-backed securities by contractual maturity are summarized as follows:

                                                     March 31, 1997         December 31, 1996              March 31, 1996
                                             -------------------------- -------------------------  --------------------------
                                             Amortized  Market           Amortized  Market          Amortized  Market
                                                Cost     Value   Yield     Cost     Value   Yield      Cost    Value     Yield
                                             ---------  ------   ------   --------  ------  ------   --------- ------    ------
                                                                           (Dollars in thousands)

Pass-through certificates:
     Federal Home Loan Mortgage
     Corporation:
          Due after 5 years through 10 years   $    9   $    9    7.50%  $   10   $   10     7.50%  $   13   $   13     7.50%
          Due after 10 years                    1,743    1,810    8.60%   1,751    1,822     8.60%   1,989    2,055     8.63%
                                               ------   ------            ------   ------            ------   ------
               Total                            1,752    1,819    8.59%   1,761    1,832     8.59%   2,002    2,068     8.62%
                                               ------   ------            ------   ------            ------   ------

     Government National Mortgage
     Association:
          Due after 1 year through 5 years        146      146    8.95%       -        -        -      143      141     9.14%
          Due after 5 years through 10 years        -        -       -      176      178     9.02%      99       98     9.20%
                                               ------   ------            ------   ------            ------   ------
               Total                              146      146    8.95%     176      178     9.02%     242      239     9.16%
                                               ------   ------            ------   ------            ------   ------

Collateralized mortgage obligations:
          Due in 1 year or less                     -        -       -        -        -        -      183      182     5.38%
          Due after 10 years                        -        -       -        -        -        -      114      114     5.44%
                                               ------   ------           ------   ------            ------   ------
               Total                                -        -       -        -        -        -      297      296     5.40%
                                               ------   ------           ------   ------            ------   ------
Total                                          $1,898   $1,965    8.62%  $1,937   $2,010     8.63%  $2,541   $2,603     8.30%
                                               ======   ======           ======   ======            ======   ======

At March 31, 1997, mortgage-backed securities totaling $765,000 were pledged as collateral for public funds on deposit with the Bank.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                             March 31, 1997      December 31, 1996          March 31, 1996
                                         --------------------- -----------------------  -----------------------
                                           Gross       Gross      Gross       Gross       Gross        Gross
                                         Unrealized Unrealized Unrealized   Unrealized  Unrealized   Unrealized
                                           Gains       Losses     Gains       Losses      Gains        Losses
                                         ---------- ---------- ----------   ----------  ----------   ----------
                                                                   (In thousands)

Pass-through certificates:
Federal Home Loan Mortgage
     Corporation                            $67          $-         $71          $-         $66         $ -
Government National Mortgage
     Association                              -           -           2           -           -           3
Collateralized mortgage obligations           -           -           -           -           -           1
                                            ---         ---         ---         ---         ---         ---
Total                                       $67          $-         $73          $-         $66         $ 4
                                            ===         ===         ===         ===         ===         ===

4. The loan portfolio is comprised primarily of residential real estate loans granted to customers residing in northeastern Ohio. Although the Company has a diversified loan portfolio, its debtors' ability to honor their contracts is substantially dependent upon the general economic conditions of the region.

The composition of the loan portfolio is as follows:

                                                   March 31, 1997  December 31, 1996  March 31, 1996
                                                   --------------  -----------------  --------------
                                                                     (In thousands)

Real estate loans - mortgage                           $ 235,719        $ 239,302        $ 238,752
Real estate loans - construction                           1,711            4,272            3,116
Land                                                       3,415            3,682            4,188
Business loans                                            11,350            6,720            5,146
Consumer and other loans                                  46,895           45,028           40,468
                                                       ---------        ---------        ---------
                                                         299,090          299,004          291,670

LESS:
Undisbursed portion of loans in process                     (992)          (1,293)          (2,103)
Unearned income on consumer loans                             (4)              (6)             (13)
Amount due other financial institutions relating
     to wrap around mortgage loans                          (111)            (114)            (143)
Deferred loan fees                                          (860)            (877)            (874)
Allowance for loan losses                                 (2,980)          (2,922)          (2,745)
                                                       ---------        ---------        ---------
                                                       $ 294,143        $ 293,792        $ 285,792
                                                       =========        =========        =========

At March 31, 1997, December 31, 1996 and March 31, 1996, loans serviced for others amounted to $128.0 million, $132.7 million and $133.2 million, respectively. There were no sales of mortgage loans during 1997 or 1996. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.

5. The following table summarizes nonaccrual, past due and repossessed assets.

                                                   March 31, 1997 December 31, 1996 March 31, 1996
                                                   -------------- ----------------- --------------
                                                               (Dollars in thousands)

Nonaccrual loans                                        $3,403          $2,697          $1,132
Loans past due 90 days and accruing                          5               5               6
Repossessed assets                                           -               -             656
                                                        ------          ------          ------
     Total nonperforming assets                         $3,408          $2,702          $1,794
                                                        ======          ======          ======

Percent of nonperforming loans to total loans             1.14%            .90%            .39%
Percent of nonperforming assets to total assets           1.00%            .78%            .53%

The loans included above are secured by real estate or other collateral which limits the Company's exposure to loss. At March 31, 1997, there were no significant commitments outstanding to lend additional funds to borrowers with nonperforming loans. For all periods presented, there have been no troubled debt restructurings which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates.

In addition to the loans disclosed in the table above, the Bank has a $1.0 million loan secured by a strip shopping center located in Northeast Ohio. The shopping center has experienced higher-than-expected vacancies, and the cash flow from the property has not been sufficient to meet the principal and interest due on the loan. The borrower has maintained the loan current through March 31, 1997. The borrower is working to cure the vacancies; however, continued high vacancies and cash flow shortages could cause management to place this loan on nonaccrual status.

6. In the normal course of business, various commitments and contingent liabilities arise, including commitments to originate real estate loans and commitments to extend credit. Commitments to borrowers to originate loans and for unused lines of credit are summarized below:

                              March 31, 1997 December 31, 1996 March 31, 1996
                              -------------- ----------------- --------------
                                               (In thousands)
Commitments to originate:
     Fixed rate loans             $ 2,804         $ 3,415         $ 2,722
     Variable rate loans            3,184           1,367           6,555
Unused lines of credit             73,481          70,712          59,958


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

7. The composition of premises and equipment is as follows:

                                             March 31, 1997 December 31, 1996 March 31, 1996
                                             -------------- ----------------- --------------
                                                              (In thousands)

Land and improvements                             $  673         $  673         $  669
Buildings and improvements                         1,704          1,704          1,667
Furniture and fixtures                             5,025          4,749          5,037
Leasehold improvements                             1,956          1,892          1,936
                                                  ------         ------         ------
                                                   9,358          9,018          9,309
Accumulated depreciation and amortization          5,034          4,842          5,360
                                                  ------         ------         ------
                                                  $4,324         $4,176         $3,949
                                                  ======         ======         ======

8. Accrued interest and other assets consists of the following:

                                                      March 31, 1997 December 31, 1996 March 31, 1996
                                                      -------------- ----------------- --------------
                                                                       (In thousands)

Accrued interest                                            $2,548         $2,372         $2,528
Purchased mortgage servicing rights                            184            191              -
Real estate owned                                                -              -            656
Cost in excess of fair value of net assets acquired              -             21             82
Other assets                                                 1,486          1,893          1,663
                                                            ------         ------         ------
                                                            $4,218         $4,477         $4,929
                                                            ======         ======         ======

Purchased mortgage servicing rights represent the cost of purchasing rights to service loans. All such recorded rights relate to residential mortgage loans. Servicing rights are presented net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Servicing income is partially offset by this amortization expense. The carrying value of purchased mortgage servicing rights is periodically evaluated to determine that it is not greater than fair value. An allowance is established in the event the recorded value exceeds the fair value of the rights. No such allowance was required at March 31, 1997 or December 31, 1996.

9. Accrued interest and other liabilities consists of the following:

                                March 31, 1997 December 31, 1996 March 31, 1996
                                -------------- ----------------- --------------
                                                  (In thousands)

Accrued interest payable              $1,995         $  753         $2,094
Collections on loans serviced            301            376            793
Other liabilities                      1,936          2,095          1,960
                                      ------         ------         ------
                                      $4,232         $3,224         $4,847
                                      ======         ======         ======



10. In June, 1996, the Company renewed a one-year revolving credit facility from a third-party lender in the amount of $1.0 million. The interest rate associated with this credit facility is based on the prime rate. The Company has not drawn on this credit facility.

11. Advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") consist of:

                                         March 31, 1997        December 31, 1996
                                         --------------        -----------------
Maturity Date                          Balance        Rate    Balance        Rate
-------------                          -------        ----    -------        ----
                                                  (Dollars in thousands)

April 25, 1997                         $ 2,000        7.00%   $     -           -%
June 20, 1997                            2,000        5.80%     2,000        5.55%
September 23, 1997                       2,000        5.90%     2,000        5.65%
June 23, 1998                            1,500        6.45%     1,500        6.45%
July 2, 1998                             4,000        6.00%     4,000        5.75%
July 15, 1998                            4,000        6.00%     4,000        5.75%
July 17, 1998                            4,000        6.00%     4,000        5.75%
July 24, 1998                            4,000        6.00%     4,000        5.75%
August 21, 1998                          2,000        6.00%     2,000        5.75%
September 23, 1998                       5,000        6.00%     5,000        5.75%
September 23, 1998                       1,500        6.55%     1,500        6.55%
                                       -------                -------
                                       $32,000                $30,000
                                       =======                =======

No advances were outstanding from the FHLB at March 31, 1996. The Bank has pledged qualifying collateral, primarily mortgage loans, with a market value of at least 150% of the amount of the advances.

12. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of tangible, core and total risk-based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease.

As of March 31, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risked-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that have changed the Bank's category.

                                                                                   As of March 31, 1997
                                                         -------------------------------------------------------------------------
                                                                                                                   To Be Well
                                                                                                               Capitalized Under
                                                                                        For Capital            Prompt Corrective
                                                                Actual               Adequacy Purposes         Action Provisions
                                                         ---------------------    ----------------------     --------------------
                                                         Amount          Ratio     Amount          Ratio     Amount         Ratio
                                                         ------          -----     ------          -----     ------         -----
                                                                                  (Dollars in thousands)

Total capital (to risk-weighted assets)                  $27,520         11.19%    $19,683          8.00%   $24,603         10.00%
Tier 1 capital (to risk-weighted assets)                  24,589          9.99%          -             -     14,762          6.00%
Tier 1 capital (to adjusted tangible assets)              24,589          7.21%     10,228          3.00%    17,047          5.00%
Tangible capital (to tangible assets)                     24,589          7.21%      5,114          1.50%         -             -

Management believes that, as of March 31, 1997, the Bank meets all capital requirements to which it is subject and, under the current regulations, the capital requirements will continue to be met in the foreseeable future. However, events beyond the control of management, such as fluctuations in interest rates or a downturn in the local economy of northeastern Ohio where the Bank has most of its loans, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

                             HAVERFIELD CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997 was $812,000 as compared to $638,000 for the three months ended March 31, 1996. The increase in net income resulted from a $267,000 reduction in noninterest expense, which was mainly due to lower deposit insurance premiums and an $80,000 decrease in the provision for loss on real estate owned, partially offset by an increase in advertising expenses. Return on average assets for the first quarter of 1997 was .96% compared with .75% in the same period of 1996. Return on average equity was 11.28% for the first quarter of 1997, as compared with 8.88% for the same period of 1996.


NET INTEREST INCOME
--------------------------------------------------------------------------------
Net interest income for the three months ended March 31, 1997 was $3,078,000, compared to $3,065,000 for the same period in 1996. The interest rate spread decreased 1 basis point to 3.21%. Due to a general decrease in interest rates, the weighted average yield on earning assets decreased 8 basis points, while the yield paid on interest-bearing liabilities decreased 7 basis points. An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balances are determined on a daily basis.

                                                                         Three Months Ended March 31,
                                                   -----------------------------------------------------------------------
                                                                    1997                              1996
                                                   ----------------------------------- -----------------------------------
                                                   Average                     Average Average                     Average
                                                   Balance     Interest         Rate   Balance      Interest        Rate
                                                   -------     --------         ----   -------      --------        ----
                                                                            (Dollars in thousands)

Interest-earning assets:
     Loans - net                                   $295,205     $  6,143         8.34% $285,481     $  6,033        8.46%
     Investments and other                           39,421          620         6.29    47,436          783        6.54
     Mortgage-backed securities                       1,999           40         8.09     2,693           53        7.89
                                                   --------     --------         ----  --------     --------        ----
     Total interest-earning assets                  336,625        6,803         8.10   335,610        6,869        8.18
Noninterest-earning assets                            6,973     --------         ----     7,249     --------        ----
                                                   --------                            --------
     Total assets                                  $343,598                            $342,859
                                                   ========                            ========
Interest-bearing liabilities:
     Passbook/statement accounts                   $ 38,349          232         2.45  $ 44,634          274        2.47
     NOW accounts                                    23,925           48          .82    24,329           59         .97
     Money market fund accounts                      62,319          759         4.94    55,922          689        4.96
     Certificates of deposit                        150,976        2,206         5.93   183,635        2,782        6.09
                                                   --------     --------         ----  --------     --------        ----
          Total deposits                            275,569        3,245         4.78   308,520        3,804        4.96
     FHLB advances                                   33,294          480         5.77         -            -           -
                                                   --------     --------         ----  --------     --------        ----
     Total interest-bearing liabilities             308,863        3,725         4.89   308,520        3,804        4.96
Noninterest bearing liabilities                       5,540     --------         ----     5,436     --------        ----
                                                   --------                            --------
     Total liabilities                              314,403                             313,956
Shareholders' equity                                 29,195                              28,903
                                                   --------                            --------
     Total liabilities and shareholders' equity    $343,598                            $342,859
                                                   ========                            ========
Net interest income/interest rate spread                        $  3,078         3.21%              $  3,065        3.22%
                                                                ========         ====               ========        ====
Net interest margin                                                              3.71%                              3.67%
                                                                                 ====                               ====

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1997 versus March 31, 1996 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.

                                                        Change Due To
                                                      -----------------
                                      Total Change    Volume       Rate
                                      ------------    ------       ----
                                                        (In thousands)
Interest income:
     Loans                                $ 111       $ 201       $ (90)
     Investments and other                 (164)       (128)        (36)
     Mortgage-backed securities             (13)        (14)          1
                                          -----       -----       -----
          Total                             (66)         59        (125)
                                          -----       -----       -----
Interest expense:
     Deposits                              (559)       (394)       (165)
     FHLB advances                          480         480           -
                                          -----       -----       -----
          Total                             (79)         86        (165)
                                          -----       -----       -----
Increase in net interest income           $  13       $ (27)      $  40
                                          =====       =====       =====



ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified. Activity in the loan loss allowance for the three months ended March 31, 1997 and March 31, 1996 is presented below.

                                             March 31,
                                    --------------------------
                                      1997             1996
                                      ----             ----
                                       (Dollars in thousands)

Balance, January 1                  $   2,922        $   2,734
Provision charged to expense               96               34
Loans (charged off) recoveries            (38)             (23)
                                    ---------        ---------
Balance, March 31                   $   2,980        $   2,745
                                    =========        =========

Average loans                       $ 295,205        $ 285,481
Loans at end of period              $ 299,090        $ 291,670

Allowance/average loans                  1.01%             .96%
Allowance/end-of-period loans            1.00%             .94%
Allowance/nonperforming loans           87.44%          241.21%
Allowance/nonperforming assets          87.44%          153.01%

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 1997, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Nonperforming assets at March 31, 1997, December 31, 1996 and March 31, 1996 are presented in note 5 of the financial statements.

NONINTEREST INCOME
--------------------------------------------------------------------------------
Noninterest income for the first three months of 1997 totaled $566,000, compared to $521,000 for the same period in 1996. Other income increased $37,000 largely due to the receipt of $65,000 in settlement of a legal dispute, offset by a decrease in fee income earned by the Bank's financial services subsidiary. Servicing income decreased $18,000 due to the decreased amount of loans serviced for others.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Noninterest expense decreased to $2,318,000 for the three months ended March 31, 1997 compared to $2,585,000 for the same period in 1996 due primarily to lower federal deposit premiums.

The composition of other expenses is as follows:

                                        Three months ended March 31,
                                        ----------------------------
                                             1997       1996
                                             ----       ----
                                             (In thousands)

Business and management development          $ 27      $ 27
Examination/audit expense                      43        47
OTS assessment                                 22        22
Postage                                        58        47
Supplies                                       28        32
Telephone                                      36        34
Franchise/sales tax                            96        96
Director fees                                  26        23
Legal fees                                     38        46
Provision for loss on real estate owned         -        80
Miscellaneous expenses                        207       192
                                             ----      ----
                                             $581      $646
                                             ====      ====

The increase in miscellaneous expenses in 1997 is attributable to several relatively minor increases in various expense items.

FINANCIAL CONDITION
--------------------------------------------------------------------------------
Total assets at March 31, 1997 were $341.7 million compared to $346.9 million at December 31, 1996. The decrease was primarily due to a decrease in cash and investments totaling $5.4 million. Total deposit liabilities declined by $5.8 million from December 31, 1996 to March 31, 1997, due to lower rates being offered on maturing certificates and increased competition for such deposits, while advances from the Federal Home Loan Bank increased $2.0 million. Shareholders' equity increased $323,000 to $28.7 million at March 31, 1997. The following table shows shareholders' equity per share and tangible shareholders' equity per share.

                                         March 31, 1997  December 31, 1996  March 31, 1996
                                         --------------  -----------------  --------------

Shareholders' equity per share                $15.04           $14.87           $14.81
Tangible shareholders' equity per share       $15.04           $14.86           $14.76

The Board of Directors declared a first quarter dividend of $.14 per share which was paid on March 28, 1997.

ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------------------------------
The following table sets forth at March 31, 1997, the amounts of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified period. No prepayment assumptions or deposit decay rates have been incorporated. The table shows the excess or shortfall of interest-earning assets less interest-bearing liabilities. This excess or shortfall is called the "gap."

                                                                  Scheduled Maturity or Repricing
                                                     ---------------------------------------------------------
                                                     1 Year          1 Year           More than
                                                     or Less        to 3 Years         3 Years           Total
                                                     -------        ----------         -------           -----
                                                                         (Dollars in thousands)
Interest-earning assets:
Real estate loans:
     Conventional:
          Fixed-rate                                $   4,039        $   8,857        $  58,795       $  71,691
          Adjustable-rate                             102,653           55,195            6,180         164,028
     Construction                                       1,711                -                -           1,711
Land loans                                              2,640              775                -           3,415
Consumer loans                                         45,979              631              285          46,895
Business loans                                         10,982               13              355          11,350
Loans in process, allowance
     for loan losses and net
     deferred loan fees                                     -                -           (4,947)         (4,947)
                                                    ---------        ---------        ---------       ---------
Total loans (1)                                       168,005           65,470           60,668         294,143
Mortgage-backed securities                                 99              196            1,670           1,965
Investment securities and others                        3,384            1,499           28,217          33,100
                                                    ---------        ---------        ---------       ---------
Total interest-earning assets                       $ 171,488        $  67,165        $  90,555       $ 329,208
                                                     ========        =========        =========       =========
Interest-bearing liabilities:
Deposits:
     Passbook and NOW accounts (2)                  $       -        $       -        $  53,582       $  53,582
     Money market fund accounts                        63,338                -                -          63,338
     Certificates of deposit                           99,629           36,363           13,023         149,015
                                                    ---------        ---------        ---------       ---------
Total deposits                                        162,967           36,363           66,605         265,935
FHLB advances                                          29,000            3,000                -          32,000
                                                    ---------        ---------        ---------       ---------
Total interest bearing liabilities                  $ 191,967        $  39,363        $  66,605       $ 297,935
                                                     ========        =========        =========       =========
GAP                                                 $ (20,479)       $  27,802        $  23,950       $  31,273
Cumulative GAP                                      $ (20,479)       $   7,323        $  31,273
Cumulative GAP as a percentage of total assets          (5.99)%           2.14%            9.15%

------------------

(1) Contractual maturities of loans do not reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and due-on-sale clauses.

(2) Management believes that a significant amount of passbook and NOW accounts are core deposits.




REGULATORY ISSUES
--------------------------------------------------------------------------------

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

                             HAVERFIELD CORPORATION

                          PART II -- OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
Not Applicable


ITEM 2. CHANGES IN SECURITIES
--------------------------------------------------------------------------------
Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------
Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
At the Annual Meeting of Shareholders of the Registrant held on April 23, 1997, Michael T. Gaul, David A. Nolan and William A. Valerian were elected to the office of Director; and the appointment of Deloitte & Touche LLP as the Registrant's independent auditors for 1997 was approved.


ITEM 5. OTHER INFORMATION
--------------------------------------------------------------------------------

On April 22, 1997, Charter One Financial, Inc. ("Charter One"), the holding company of Charter One Bank, F.S.B., and the Registrant entered into a definitive agreement (the "Merger Agreement") to merge in a stock-for-stock exchange.

The terms of the Merger Agreement call for, among other things, a tax-free exchange whereby each share of Haverfield common stock, par value $.01 per share, issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) shall be converted into the right to receive shares of Charter One common stock, par value $.01 per share, as described below, including the right to receive a corresponding number of rights associated with the Charter One common stock pursuant to Charter One's Rights Agreement (as defined in the Merger Agreement).

The Merger Agreement provides for the tax free exchange of $27.00 in Charter One common stock for each share of Haverfield common stock. The exchange price will stay fixed at $27.00 if Charter One's average stock price remains between $41.09 and $55.60 per share during a 20-day pricing period ending five business days before closing the transaction (the Average Charter One Stock Price). If the Average Charter One Stock Price is (i) greater than $55.60, the exchange of Charter One common stock for Haverfield common stock shall be based on an exchange ratio of .4856 and (ii) less than $41.09 but equal to or greater than $38.05, the exchange of Charter One common stock for Haverfield common stock shall be based on an exchange ratio of .6571. The exchange price shall be fixed at $25.00 in Charter One common stock per share of Haverfield common stock if the Average Charter One Stock Price is less than $38.05 but equal to or greater than $36.55.

If the Average Charter One Stock Price is less than $36.55, then the exchange price of Charter One common stock for Haverfield common stock shall be based on an exchange ratio of .6840, unless Haverfield elects to terminate the transaction. If Haverfield elects to terminate, such termination shall only occur if Haverfield gives Charter One written notice of its election to terminate and Charter one fails to agree to an exchange price of $25.00 in Charter One common stock for each share of Haverfield common stock.

The merger, which would be accounted for as a pooling of interests, is expected to close near the end of the third quarter of 1997. The Merger Agreement has been approved by the boards of directors of both companies, however, the transaction requires the approvals of the Office of Thrift Supervision and Haverfield shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
(a) Exhibits

          27. FINANCIAL DATA SCHEDULE (EDGAR ONLY)

(b) Reports on Form 8-K

          NONE

                             HAVERFIELD CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HAVERFIELD CORPORATION

Dated: May 8, 1997                      /S/ William A. Valerian
                                        ---------------------------------------
                                        William A. Valerian
                                        President and Chief Executive Officer


Dated: May 8, 1997                      /S/ Richard C. Ebner
                                        ---------------------------------------
                                        Richard C. Ebner
                                        Executive Vice President, Chief
                                        Operating Officer, Chief Financial
                                        Officer and Treasurer