Form 10-K/A
period 1996-12-31
HAVERFIELD CORP
filed 1997-08-11
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS


The following discussion and analysis is intended to assist readers in understanding the results of operations and changes in financial position for the past three years. It should be read in conjunction with the audited financial statements, accompanying footnotes and supplemental financial data presented elsewhere in this Appendix A to the Proxy Statement.


GENERAL OVERVIEW
-----------------------------------------------------------------------------
Haverfield Corporation ("the Company") is a unitary savings and loan holding company owning all the outstanding common stock of Home Bank, F.S.B. Effective February 23, 1995, the Company changed the name of its banking subsidiary from Home Federal Savings Bank, Northern Ohio to Home Bank, F.S.B. ("Banking subsidiary" or the "Bank"). The financial statements and statistical data presented herein are the financial statements and data for the Company on a consolidated basis.

The operations of the Company and its Banking subsidiary are significantly influenced by general economic conditions, monetary and fiscal policies of the federal government, and policies of regulatory authorities, including the Federal Reserve Board, the Securities and Exchange Commission, the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Office of the Comptroller of Currency. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for consumer and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds.

The Company's net income for the year ended December 31, 1996 was $1,507,000 or $.79 per share, compared with $1,995,000 or $1.06 per share for the year ended December 31, 1995. The decrease in 1996 compared to 1995 was mainly due to the one time, after tax charge associated with the recapitalization of the Savings Association Insurance Fund ("SAIF"), which totaled $1.3 million or $.68 per share. Excluding the nonrecurring SAIF assessment, earnings for the twelve months ended December 31, 1996 totaled $2,802,000 or $1.47 per share. The increase in earnings, excluding the SAIF assessment, is mainly attributable to an 11.0% increase in net interest income and a 3.6% decrease in noninterest expense. The Company's net interest margin increased to 3.76% compared to 3.38% for the same period in 1995. Excluding the nonrecurring SAIF assessment, 1996 earnings produced a return on average assets of .82% and a return on average equity of 9.68%.

The Company's net income in 1995 increased 17.4% over 1994. The Company's net income for the year ended December 31, 1995 was $1,995,000 or $1.06 per share, compared with $1,700,000 or $1.03 per share for the year ended December 31, 1994. The increase in 1995 compared to 1994 was due to the improvement in net interest income, which increased from $10,727,000 in 1994 to $11,310,000 in 1995 primarily due to the effects of increases in volume, partially offset by lower net interest margin.

NET INTEREST INCOME
------------------------------------------------------------------------------
Net interest income, the primary component of the Company's earnings, is influenced by the distribution and volume of the assets and liabilities, and the difference, or spread, between the yields earned and the rates paid on those assets and liabilities.

For 1996, net interest income was $12.6 million, compared to $11.3 million in 1995. The increase in 1996 resulted from an increase in the yield on interest-earning assets of 27 basis points, while the cost of interest-bearing liabilities decreased 10 basis points.

For 1995, net interest income totaled $11.3 million compared to $10.7 million in 1994. The general level of interest rates increased during 1995, causing interest-bearing liabilities, particularly deposits, to reprice more quickly than interest-earning assets, resulting in a decrease of 27 basis points in the interest rate spread. The decline in the interest rate spread was offset by increased volume of the assets and liabilities which contributed $887,000 to the increase in net interest income.

An analysis of net interest income is presented in the following table. For each major category of interest-earning assets and interest-bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average rate earned or paid for that category. Average balances are determined on a daily basis.

                                                                   Year Ended December 31,
                                  -------------------------------------------------------------------------------------
                                             1996                          1995                         1994
                                  ----------------------------  --------------------------  ---------------------------
                                  Average              Average  Average            Average  Average             Average
                                  Balance   Interest    Rate    Balance  Interest   Rate    Balance   Interest   Rate
                                  -------   --------    ----    -------  --------   ----    -------   --------   ----
                                        (Dollars in thousands)
Interest-earning assets:
 Loans(1)                        $290,294    $24,529    8.45%  $284,385   $23,313   8.20%  $273,927    $20,472   7.47%
 Investment securities
  and other                        40,637      2,572    6.33     47,301     2,952   6.24     25,395      1,011   3.98
 Mortgage-backed
  securities                        2,414        191    7.91      2,991       240   8.02      4,031        301   7.47
                                 --------     ------    ----   --------    ------   ----   --------     ------   ----
 Total interest-earning assets    333,345     27.292    8.19    334,677    26.505   7.92    303,353     21.784   7.18
                                              ------    ----               ------   ----                ------   ----
Noninterest-earning assets          7,736                         7,870                       8,577
                                 --------                      --------                    --------
 Total assets                    $340,581                      $342,547                    $311,930
                                 ========                      ========                    ========

Interest-bearing liabilities:
 Deposits
  Passbook/statement
    accounts                     $ 42,227      1,042    2.47   $ 50,308     1,241   2.47%  $ 61,460      1,524   2.48%
  NOW accounts                     24,684        212     .86     24,699       245    .99     26,481        285   1.08
  Money market fund
   accounts                        58,741      2,873    4.89     41,762     2,138   5.12     38,697      1,404   3.63
  Certificates of deposit         165,832      9,805    5.91    191,049    11,514   6.03    149,693      7,401   4.94
                                 --------    -------    ----   --------   -------   ----   --------    -------   ----
 Total deposits                   291,484     13,932    4.78    307,818    15,138   4.92    276,331     10,614   3.84

 FHLB advances                     13,986        810    5.79        575        57   9.91      2,148        213   9.92
 Long-term borrowings                   -          -       -          -         -      -      3,323        230   6.92
                                 --------    -------    ----   --------   -------   ----   --------    -------   ----
 Total interest-bearing
  liabilities                     305,470     14,742    4.83    308,393    15,195   4.93    281,802     11,057   3.92
                                             -------    ----              -------   ----               -------   ----
Noninterest-bearing
  liabilities                       6,178                         6,174                       5,700
                                 --------                      --------                    --------
 Total liabilities                311,648                       314,567                     287,502
Shareholders' equity               28,933                        27,980                      24,428
                                 --------                      --------                    --------
 Total liabilities and
  shareholders' equity           $340,581                      $342,547                    $311,930
                                 ========                      ========                    ========

Net interest income/interest
 rate spread                                 $12,550   3.36%              $11,310   2.99%              $10,727   3.26%
                                             =======   ====               =======   ====               =======   ====

Net interest margin                                    3.76%                        3.38%                        3.54%
                                                       ====                         ====                         ====

---------------------------

(1) The average balance of loans includes the principal balance of nonaccrual loans. Interest income includes amortization of deferred loan fees of $249,000, $167,000 and $188,000 in 1996, 1995, and 1994, respectively.


The effect on net interest income due to changes in interest rates and changes in the amounts of interest-earning assets and interest-bearing liabilities is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.

                                                             Change Due To
                                          Total           -------------------
                                          Change             Volume         Rate
                                          ------             ------         ----
                                                        (In thousands)

1996 CHANGE FROM 1995
Interest income:
 Loans                                    $ 1,216           $   160      $ 1,056
 Investment securities and other             (380)             (421)          41
 Mortgage-backed securities                   (49)              (46)          (3)
                                          -------           -------      -------
  Total                                       787              (307)       l,094
                                          -------           -------      -------
Interest expense:
 Deposits                                  (1,206)             (789)        (417)
 FHLB advances                                753               787          (34)
                                          -------           -------      -------
  Total                                      (453)               (2)        (451)
                                          -------           -------      -------
 Change in net interest income            $ 1,240           $  (305)     $ 1,545
                                          =======           =======      =======

1995 CHANGE FROM 1994
Interest income:
 Loans                                    $ 2,841           $   720      $ 2,121
Investment securities and other             1,941             1,171          770
 Mortgage-backed securities                   (61)              (82)          21
                                          -------           -------      -------
  Total                                     4,721             1,809        2,912
                                          -------           -------      -------
Interest expense:
 Deposits                                   4,524             1,308        3,216
 FHLB advances                               (156)             (156)           -
 Long-term borrowings                        (230)             (230)           -
                                          -------           -------      -------
  Total                                     4,138               922        3,216
                                          -------           -------      -------
 Change in net interest income            $   583           $   887      $  (304)
                                          =======           =======      =======




ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------------------------------
As with most financial institutions, the Company's interest income and cost of funds are significantly affected by general economic conditions and by policies of regulatory authorities. The function of asset/liability management is to monitor the maturities and repricing schedules of the components of the balance sheet, and to initiate actions to minimize the Company's vulnerability to changing interest rates while maximizing current and expected net interest yield. Asset/liability management seeks to ensure that assets and liabilities respond to interest rate changes in a similar time frame. The less-than-one-year period is monitored closely because it is in this time frame that the greatest exposure to sudden rate movements occurs. The Company's objective with regard to asset/liability management is to attempt to minimize the impact of interest rate risk in the ensuing one-year time frame.

The Board of Directors establishes policies and objectives with regard to asset/liability management while senior management oversees the implementation of such policies. The Pricing Committee of the Bank meets weekly to review and establish rates on loan and deposit products, as well as to establish strategies to monitor the flow of funds and coordinate the sources, uses and pricing of those funds. The Company does not use derivative financial instruments in its asset/liability strategy.

Interest rate sensitivity arises from differences between the dollar amounts of assets and liabilities which mature or reprice within a time period. These differences, or "gaps", provide an indication of the extent to which net interest income is affected by interest rate movements in future periods. Net interest income is also affected by changes in the slope of the yield curve and by the price sensitivity of assets and liabilities which may have different effects on profit volatility - factors which cannot be quantified from gap data alone. For example, a decline in short-term market rates may not result in corresponding declines in the rates paid on consumer deposits. Interest rate sensitivity gap data does not provide an absolute measure of net interest income vulnerability; however, it is useful for identifying trends of changing interest rate sensitivity over time within an institution, and for providing comparisons between institutions. Although the interest rate sensitivity gap is subject to a number of assumptions and is only one of a number of measurements, management believes the measure is an important indication of the Company's exposure to interest rate risk and the related volatility of net interest income in a changing interest rate environment, However, even a perfect interest rate sensitivity gap of 0% (i.e., where the repricing of interest-earning assets and interest-bearing liabilities is perfectly matched) does not assure a stable net interest margin in a period of changing interest rates. Depending on which indices are affected and when the interest-earning assets and interest-bearing liabilities reprice, the change in interest rates may have a favorable or unfavorable impact on net interest income.

The following table sets forth at December 31, 1996 the amounts of interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a specified period. No prepayment assumptions or deposit decay rates have been incorporated.

                                                       Scheduled Maturity or Repricing
                                --------------------------------------------------------------------
                                6 Months    6 Months    1 Year     3 Years        More
                                   or          to          to        to           than
                                  Less       1 Year     3 Years    5 Years      5 Years       Total
                                  ----       ------     -------    -------      -------       -----
                                                            (In thousands)
INTEREST-EARNING ASSETS:
Real estate loans:
 Conventional:
  Fixed-rate                  $     976     $  2,979    $  8,666   $  9,479    $ 49,670     $ 71,770
  Adjustable-rate                26,328       77,588      56,479      7,137           -      167,532
 Construction                     2,772            -       1,500          -           -        4,272
Land loans                        2,372          530         780          -           -        3,682
Consumer loans                   34,852        9,355         522        195         104       45,028
Business loans                    5,170        1,471          14         65           -        6,720
Loans in process,
 allowance for loan losses
 and net deferred loan fees           -            -           -          -       (5212)      (5,212)
                              ---------     --------    --------   --------    --------     --------
Total loans (1)                  72,470       91,923      67,961     16,876      44,562      293,792
Investment securities and other   4,902            -       1,498     10,429      20,083       36,912
Mortgage-backed
 securities                          25           75         201        201       1,508        2,010
                              ---------     --------    --------   --------    --------     --------
Total interest-earning assets $  77,397     $ 91,998    $ 69,660   $ 27,506    $ 66,153     $332,714
                              =========     ========    ========   ========    ========     ========

INTEREST-BEARING LIABILITIES:
Deposits:
 Passbook and NOW
  accounts(2)                 $       -     $      -    $      -   $      -    $ 56,493     $ 56,493
 Money market fund
  accounts                       62,263            -           -          -           -       62,263
 Certificates of deposit         38,981       56,895      40,484     10,408       6,434      153,202
                              ---------     --------    --------   --------    --------     --------
Total deposits                  101,244       56,895      40,484     10,408      62,927      271,958
FHLB advances                    27,000            -       3,000          -           -       30,000
                              ---------     --------    --------   --------    --------     --------
Total interest-bearing
 liabilities                  $ 128,244     $ 56,895    $ 43,484   $ 10,408    $ 62,927     $301,958
                              =========     ========    ========   ========    ========     ========
GAP                           $ (50,847)    $ 35,103    $ 26,176   $ 17,098    $  3,226     $ 30,756
Cumulative GAP                $ (50,847)    $(15,744)   $ 10,432   $ 27,530    $ 30,756

-------------------

(1) Contractual maturities of loans do not reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and due-on-sale clauses.

(2) Management believes that a significant amount of passbook and NOW accounts are core deposits.


The Company is negatively mismatched on a one-year basis at December 31, 1996, because more liabilities than assets are expected to mature or reprice in the next twelve months. A negative mismatch implies that a decrease in interest rate levels may have a positive impact on the Company's results of operations, while an increase in interest rate levels may have the opposite effect. The Company will continue to actively manage its interest rate sensitivity position to maintain a reasonable balance between earnings and exposure to interest rate fluctuations.


PROVISION FOR LOAN LOSSES
--------------------------------------------------------------------------------
The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based upon an ongoing review and analysis of the risk characteristics of the loan portfolio, historical charge-offs and recoveries, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. In 1996, based on management's assessment of the adequacy of the allowance, the provision for loan losses was $309,000, compared to $123,000 in 1995 and $97,000 in 1994 primarily due to increased charge-offs and increased nonperforming loans. A significant portion of the provision in 1995 and 1994 was for the purpose of maintaining the general loan loss reserve. which covers potential losses inherent in the portfolio which have not been specifically identified.

See "Credit Risk Management" for a discussion of the adequacy of the Company's allowance for loan losses.


NONINTEREST INCOME
--------------------------------------------------------------------------------
In 1996, noninterest income totaled $2.0 million, compared to $2.2 million in 1995 and $2.2 million in 1994. Included in the noninterest income category are the following items: (i) service fees and other charges, (ii) servicing income,
(iii) gain on the sale of loans, and (iv) other income.

In 1996, service fees and other charges increased to $1.3 million, compared to $1.2 million in 1995 and $971,000 in 1994. This increase resulted from a revision of the service charges earned on certain deposit accounts and certain automated teller machine transactions. Other income for 1995 includes a pre-tax gain of $309,000 realized during the fourth quarter in connection with the sale of the Bank's Madison Avenue office. This gain was largely offset by a reduction in fee income earned by the Bank's financial services subsidiary, Home Financial, Inc.

Servicing income was $454,000 in 1996, compared to $536,000 in 1995 and $634,000 in 1994. This decline is attributable to the decrease in the average balance of loans serviced for others from $171.4 million in 1994 to $151.2 million in 1995 and to $130.4 million in 1996, due to loan repayments and no additional loan sales in 1996 or 1995. Although the Company may resume its involvement in the secondary market, on April 1, 1994, the Company changed its policy with regard to current originations of fixed-rate loans to hold them for portfolio investment; previously, such loans had been designated as held for sale. As such, no loans were sold during 1996 and 1995. The volume of loans sold was $23.7 million in 1994. Substantially all of the residential mortgage loans, whether fixed-rate or adjustable-rate, are originated under terms, conditions, and documentation which enable them to be sold in the secondary market. Under its loan sale agreements, the Company continues to collect payments on loans as they become due, to inspect the security property when appropriate, to make certain insurance and tax payments on behalf of borrowers, and to otherwise service the loans. The Company pays the purchaser under its participation and sales agreements an agreed yield on the loans or participation interest in loans sold. Amounts not paid to the purchaser are retained and recognized as servicing income. Servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Servicing income is partially offset by amortization expense representing the estimated diminution in value over time of the Company's purchased mortgage servicing rights. Although the rights to service loans can be sold in the secondary market to generate additional revenue, the Company did not sell loan servicing rights during 1996, 1995 or 1994.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------
Noninterest expense totaled $12.0 million in 1996, compared to $10.4 million in 1995 and $10.4 million in 1994. The increase in 1996 is mainly attributable to the one time nonrecurring charge associated with the recapitalization of the SAIF which totaled $2.0 million. Excluding the nonrecurring SAIF assessment, noninterest expense for 1996 would have totaled $10.0 million, a 3.6% reduction from 1995. Other expenses increased to $2.3 million in 1996 from $2.1 million in 1995 and $1.9 million in 1994. The composition of other expenses is as follows:

                                                   Year Ended December 31,
                                                  ------------------------
                                                  1996      1995      1994
                                                  ----      ----      ----
                                                        (In thousands)
Business and management development               $ 114     $ 163     $ 113
Examination/audit expense                           190       224       245
OTS assessment                                       86        82        79
Postage                                             149       148       133
Supplies                                            126       114       159
Telephone                                           148       134       154
Franchise/sales tax                                 388       365       355
Director fees                                        98        92        90
Consulting fees                                     213        52        53
Legal fees                                          177       145        85
Provision for HUD indemnification claim             100         -         -
Recovery of credit loss - standby letter of credit (322)        -         -
Loss (gain) on sale of real estate owned             25        (2)     (150)
Provision for real estate owned losses               80        51         1
Miscellaneous expenses                              771       531       586
                                                 ------    ------    ------
                                                 $2,343    $2,099    $1,903
                                                 ======    ======    ======

Other expenses increased $244,000 due to a $100,000 loss provision recorded in connection with an indemnification claim, an increase of $161,000 in consulting fees as a result of a recently completed revenue enhancement study, costs incurred in connection with the establishment of a new retail banking facility, and general increases in the prices of goods and services, partially offset by a $322,000 recovery of a credit loss provision.

During the first quarter of 1996, the Housing and Urban Development ("HUD") Mortgagee Review Board proposed that the Bank indemnify HUD for HUD/FHA insurance claims and associated costs paid against insured properties affected by the indictment and guilty plea of a former loan originator of the Bank on charges of fraud relating to loan activities from 1991. A settlement of these claims was reached under which the Bank paid $545,000 to HUD in July, 1996. The Bank submitted a proof of loss to its insurer who, less the policy deductible, reimbursed the Bank in the fourth quarter of 1996.

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

INCOME TAXES
--------------------------------------------------------------------------------
The Company has provided $777,000 for federal income taxes in 1996, $1,020,000 in 1995 and $669,000 in 1994. Changes from year to year are primarily due to changes in the level of pre-tax income. The 1994 provision reflects the receipt of a favorable "no change" letter from the Internal Revenue Service regarding the 1991 tax year, which allowed the Company to reduce its tax liabilities for certain estimated contingent items. Refer to Note 13 in the consolidated financial statements for additional analysis of the tax position of the Company.

REVIEW OF MAJOR ASSET PORTFOLIOS
--------------------------------------------------------------------------------
The Company's total assets decreased $7.6 million from $354.5 million at December 31, 1995 to $346.9 million at December 31, 1996. Although loans increased $10.2 million, other earning assets decreased $15.5 million. The following table shows each individual asset category as a percent of total assets.

                                                           December 31,
                                        -----------------------------------------------
                                                  1996                    1995
                                        ------------------------  ---------------------
                                                    Percent of              Percent of
                                        Balance       Assets      Balance      Assets
                                        -------       ------      -------      ------
                                                     (Dollars in thousands)
Due from banks-interest bearing        $   100            -      $    100          -
Federal funds sold                       2,822           .8%        4,396        1.2%
Investment securities                   33,990          9.8        47,184       13.3
Mortgage-backed securities               2,010           .6         2,754         .8
Loans-net                              293,792         84.7       283,560       80.0
                                      --------        -----      --------      -----
Total earning assets                   332,714         95.9       337,994       95.3
Cash                                     5,489          1.6         7,647        2.2
Premises and equipment                   4,176          1.2         3,953        1.1
Accrued interest and other assets         4477          1.3         4,911        1.4
                                      --------        -----      --------      -----
                                      $346,856        100.0%     $354,505      100.0%
                                      ========        =====      ========      =====

The largest asset portfolio is loans. The following table reflects the composition of the loan portfolio by type of loan at the dates indicated.



                                                                       December 31,
                                               ----------------------------------------------------------
                                               1996        1995         1994          1993         1992
                                               ----        ----         ----          ----         ----

Real estate loans:                                                   (In thousands)
 Conventional:
  One-to-four units                         $194,804     $194,894     $204,807      $174,250     $156,275
  Over four units                             14,254       12,551       10,354        12,516       12,528
 Construction:
  Residential                                  1,272        1,616        3,490         3,859        2,993
  Commercial                                   3,000            -            -           650          650
 Commercial real estate                       30,244       30,736       30,876        33,478       39,047
 Land                                          3,682        4,461        3,359         1,611          801
Consumer loans                                45,028       40,055       31,431        27,554       30,129
Business loans                                 6,720        4,758        1,673           999            -
                                            --------     --------     --------      --------     --------
                                             299,004      289,071      285,990       254,917      242,423
                                            --------     --------     --------      --------     --------
Less:
Undisbursed portion of loans in process       (1,293)      (1,711)      (2,640)       (3,594)      (3,019)
Unearned income on consumer loans                 (6)         (18)         (40)          (69)        (115)
Amount due other financial institutions
 relating to wrap-around mortgage loans         (114)        (145)        (175)         (297)        (472)
Net deferred loan fees                          (877)        (903)        (790)         (340)        (777)
Allowance for loan losses                     (2,922)      (2,734)      (2,665)       (2,612)      (1,721)
                                            --------     --------     --------      --------     --------
                                              (5,212)      (5,511)      (6,310)       (6,912)      (6,104)
                                            --------     --------     --------      --------     --------
Total loans held for investment             $293,792     $283,560     $279,680      $248,005     $236,319
                                            ========     ========     ========      ========     ========
Loans held for sale                         $      -     $      -     $      -      $ 13,386     $  7,750
                                            ========     ========     ========      ========     ========

The following table shows the change in the Company's net loan portfolio, including loans held for sale, for the periods indicated.


                                                                  Year Ended December 31,
                                               -----------------------------------------------------------
                                                 1996        1995        1994       1993           1992
                                                 ----        ----        ----       ----           ----
Loans originated:                                                         (In thousands)
Real estate loans:
 Loans for purchase of existing property       $65,517    $63,262    $101,399     $ 173,931      $154,791
 Construction                                    3,322      1,211       5,916         6,845         5,429
Loans refinanced                                 7.171      7,587      12,372        19,163        18,942
                                               -------    -------    --------     ---------      --------
Total real estate loans originated              76,010     72,060     119,687       199,939       179,162
Business loans originated                        4,860      3,724         679         1,000             -
Other originations (1)                           3,691      3,523       3,266         3,443         3,507
                                               -------    -------    --------     ---------      --------
 Total loans originated                         84,561     79,307     123,632       204,382       182,669
Loans purchased                                 10,401        855         364           854         1,026
Loans sold                                           -          -     (23,717)      (79,600)      (73,671)
Loan principal payments                        (84,299)   (76,229)    (81,528)     (107,144)      (91,777)
Other decreases                                   (431)       (53)       (462)       (1,170)         (888)
                                               -------    -------    --------     ---------      --------
Change in net loan portfolio including
 loans held for sale                           $10,232    $ 3,880    $ 18,289     $  17,322      $ 17,359
                                               =======    =======    ========     =========      ========
-----------------------------

(1) Other loans consist of MasterCard, property improvement, student, and savings account loans.


CREDIT RISK MANAGEMENT
--------------------------------------------------------------------------------
The Company has consistently maintained a conservative posture with respect to credit risk. The Company has no investment securities that are less than investment grade, no foreign loans, nor significant loan concentrations to any one borrower; The Company's credit policies emphasize evaluation of a borrower's financial condition before a loan is approved and close monitoring of loan repayment after credit is extended. Most loan delinquencies that occur are remedied within 90 days as a result of actions taken by the Company's collection staff. If a mortgage loan delinquency exceeds 90 days, measures are instituted to enforce collection, including the commencement of a foreclosure action. Loss experience as a result of foreclosure with respect to residential loans originated by the Company has historically been very low. See Note 1 and Note 6 to the Consolidated Financial Statements for additional information on impaired loans and the Company's policies related to such loans.


Net charge-offs (recoveries) as a percentage of average loans by portfolio type are shown in the following table:

                                            Year Ended December 31,
                                 -------------------------------------------
                                  1996     1995     1994      1993     1992
                                  ----     ----     ----      ----     ----
Residential real estate         (.002)%    .004%    .002%    (.007)%   .012%
Commercial real estate              -         -        -         -    1.918%
Business                          .412%       -        -         -
Consumer                          .236%    .114%    .126%      .054%   .080%
Net charge-offs/
 average loans outstanding        .042%    .019%    .016%      .002%   .380%

The table below sets forth the amounts and categories of risk elements in the loan portfolio. For all years presented, there has been no troubled debt restructuring which involved forgiving a portion of interest or principal on any loans or making loans at rates materially less than market rates. Repossessed assets include assets acquired in settlement of loans. See Note 1 to the Consolidated Financial Statements for a discussion of the Company's policy for classifying loans as nonperforming.

                                                                       December 31,
                                                  ------------------------------------------------------
                                                   1996       1995        1994        1993       1992
                                                   ----       ----        ----        ----       ----
                                                                      (Dollars in thousands)
Non-accruing loans:
 Residential real estate                         $  773      $1,002      $1,091      $  591      $1,093
 Commercial real estate                             514          99         170           -         582
 Business                                         1,170           -           -           -           -
 Consumer                                           240         202          54         280         273
                                                 ------      ------      ------      ------      ------
  Total                                           2,697       1,303       1,315         871       1,948
                                                 ------      ------      ------      ------      ------

Accruing loans delinquent more than 90 days:
 Residential real estate                              -           -           -           -           -
 Commercial real estate                               -           -           -           -           -
 Business
 Consumer                                             5          21          44          11          13
                                                 ------      ------      ------      ------      ------
  Total                                               5          21          44          11          13
                                                 ------      ------      ------      ------      ------
Total nonperforming loans                         2,702       1,324       1,359         882       1,961
                                                 ------      ------      ------      ------      ------

Repossessed assets:
 Residential real estate                              -         197         695         567         208
 Commercial real estate                               -         540           -         103         922
 Business                                             -           -           -           -           -
 Consumer                                             -           -           -           -           -
                                                 ------      ------      ------      ------      ------
  Total                                               -         737         695         670       1,130
                                                 ------      ------      ------      ------      ------
Total nonperforming assets                       $2,702      $2,061      $2,054      $1,552      $3,091
                                                 ======      ======      ======      ======      ======

Nonperforming loans as a percent of
 total loans                                        .90%        .46%        .48%        .35%        .81%
                                                    ===         ===         ===         ===         ===

Nonperforming assets as a percent of
 total assets                                       .78%        .58%        .65%        .50%        .97%
                                                    ===         ===         ===         ===         ===


The loans included above are secured by real estate or other collateral which limits the Company's exposure to loss. At December 31, 1996, there were no commitments to lend additional funds to borrowers with nonperforming loans. As of December 31, 1996, there were no concentrations of loans in any types of industries which exceeded 10% of the total loans that are not included as a loan category in the table above.

In addition to the loans disclosed in the table above, the Company's Banking subsidiary has a $1.0 million loan secured by a strip shopping center located in Northeast Ohio. The shopping center has experienced higher-than-expected vacancies, and the cash flow from the property has not been sufficient to meet the principal and interest due on the loan. The borrower has maintained the loan current throughout 1996. The borrower is working to cure the vacancies; however, continued high vacancies and cash flow shortages could cause management to place this loan on nonaccrual status.


                                      A-l1

The ratio of nonperforming loans to total loans increased from December 31, 1995 to December 31, 1996. Management does not believe this increase represents a trend. This increase is primarily due to one business loan being placed on nonaccrual status. Excluding this loan, nonperforming loans as a percent of total loans would have decreased form .46% at December 31, 1995 to .44% at December 31, 1996. The Bank is working with the borrower on this nonaccrual loan to cure the delinquency. Management does not anticipate a material loss on this business loan which is secured by both real estate and other collateral.

The ratio of nonperforming loans to total loans decreased significantly from December 31, 1992 to December 31, 1993. This improvement resulted mainly from the increased effectiveness of the Company's collections efforts. Repossessed assets also decreased significantly during 1993, as a commercial property with a carrying value of $573,000 was disposed of. The improvement in the ratio of nonperforming assets to total assets from December 31, 1992 to December 31, 1993 reflects both the increased effectiveness of the Company's collections efforts and the successful disposal of its largest foreclosed property.

A summary of the potential income from nonperforming loans based on their original terms, the actual interest income recorded and the interest foregone is set forth below:

                                                Year Ended December 31,
                                         ---------------------------------------
                                         1996     1995     1994    1993     1992
                                         ----     ----     ----    ----     ----
                                                        (In thousands)

Income potential based on original terms  $81     $131     $130     $99     $191
Income recorded                             -        -        -       -        1
                                          ---     ----     ----     ---     ----
Interest foregone                         $81     $131     $130     $99     $190
                                          ===     ====     ====     ===     ====

Activity in the loan loss allowance over the past five years is presented below.

                                                                 Year Ended December 31,
                                              ----------------------------------------------------------------------
                                              1996          1995             1994           1993            1992
                                              ----          ----             ----           ----            ----
                                                                (Dollars in thousands)
Balance at beginning of year             $   2,734       $   2,665       $   2,612       $   1,721       $   1,839
Provision for loan losses                      309             123              97             897             750
Charge-offs:
 Residential real estate                        (1)             (8)             (4)              -             (27)
 Commercial real estate                          -               -               -               -            (824)
 Business                                      (16)              -               -               -
 Consumer                                     (128)            (52)            (40)            (18)            (26)
                                         ---------       ---------       ---------       ---------       ---------
Total charge-offs                             (145)            (60)            (44)            (18)           (877)
                                         ---------       ---------       ---------       ---------       ---------
Recoveries:
 Residential real estate                         5               -               -              12               9
 Commercial real estate                          -               -               -               -               -
 Business                                        -               -               -               -               -
 Consumer                                       19               6               -               -               -
                                         ---------       ---------       ---------       ---------       ---------
Total recoveries                                24               6               -              12               9
                                         ---------       ---------       ---------       ---------       ---------
Net (charge-offs) recoveries                  (121)            (54)            (44)             (6)           (868)
                                         ---------       ---------       ---------       ---------       ---------
Balance at end of year                   $   2,922       $   2,734       $   2,665       $   2,612       $   1,721
                                         =========       =========       =========       =========       =========
Average loans                            $ 290,294       $ 284,385       $ 273,927       $ 255,661       $ 228,417
Loans at end of period                     299,004         289,071         285,990         254,918         242,423

Allowance/average loans                       1.01%            .96%            .97%           1.02%            .75%
Allowance/end-of-period loans                  .98%            .95%            .93%           1.02%            .71%
Net charge-offs/allowance                     4.14%           1.98%           1.65%            .23%          50.44%
Net charge-offs/provision for
 loan losses                                 39.16%           3.90%          45.36%            .67%         115.73%
Allowance/nonperforming loans               108.14%         206.50%         196.10%         296.15%          87.76%
Allowance/nonperforming assets              108.14%         132.65%         129.75%         168.30%          55.68%

An allocation of the ending allowance for loan losses by major loan type follows:

                                                  December 31,
                              --------------------------------------------------
                                1996      1995       1994        1993      1992
                                ----      ----       ----        ----      ----
                                                 (In thousands)
Residential real estate       $1,353     $1,251     $1,293     $  935     $  510
Commercial real estate           729        665        643        684       1,00
Business                         274         87          -          -          -
Consumer                         206        179        143        114        184
Unallocated                      360        552        586        879         18
                              ------     ------     ------     ------     ------
                              $2,922     $2,734     $2,665     $2,612     $1,721
                              ======     ======     ======     ======     ======

The above allocation is made for analytical purposes. General reserves are available to absorb losses from any segment of the portfolio.

The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. If actual circumstances and losses differ substantially from management' 5 assumptions and estimates, such allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be significantly and adversely affected. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 1996, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Any downturn in the Ohio real estate market could result in the Company experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and significant reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.


DEPOSITS
--------------------------------------------------------------------------------
The Company's deposits decreased $38.7 million from $317.8 million at December 31, 1995 to $279.1 million at December 31, 1996. The Company had no brokered deposits at December 31, 1996, 1995 and 1994. The following table sets forth the distribution of deposits at the dates indicated.

                                         December 31 1996       December 31, 1995     December 31, 1994
                                         ----------------       -----------------     -----------------
                                                     %of                   %of                     %of
                                        Balance    Deposits   Balance    Deposits    Balance    Deposits
                                        -------    --------   -------    --------    -------    --------
                                                            (Dollars in thousands)

Noninterest-bearing NOW accounts        $ 7,115        2.5%   $ 11,072       3.5%   $ 11,286       4.0%
NOW accounts                             17,188        6.2      13,804       4.3      14,344       5.1
Passbook/statement accounts              39,305       14.1      45,564      14.3      56,533      20.2
Money market fund accounts               62,263       22.3      53,876      17.0      36,342      13.1
                                       --------      -----    --------     -----    --------     -----
Total non-certificate accounts          125,871       45.1     124,316      39.1     118,505      42.4
                                       --------      -----    --------     -----    --------     -----
Certificate accounts:
 Time deposits ($100,000 and over)       10,860        3.9       7,825       2.5       7,792       2.8
 7-31 day accounts                           27        -            27       -            47       -
 32-91 day accounts                       1,162         .4       1,312        .4         920        .3
 92-182 day accounts                      9,643        4.5      14,178       4.5      14,348       5.2
 Greater than 6 months through 1
  year accounts                          42,786       17.0      54,131      17.0      33,294      11.9
 Greater than 1 year to 2 1/2 year
  accounts                               29,187       13.5      42,974      13.5      53,229      19.1
 2 1/2 year and over accounts            59,537       23.0      73,016      23.0      51,134      18.3
                                       --------      -----    --------     -----    --------     -----
Total certificate accounts              153,202       54.9     193,463      60.9     160,764      57.6
                                       --------      -----    --------     -----    --------     -----
 Total deposits                        $279,073      100.0%   $317,779     100.0%   $279,269     100.0%
                                       ========      =====    ========     =====    ========     =====

The following table provides the maturity distribution of time deposits in amounts of $100,000 or more at December 31,1996,1995 and 1994.

                                                          December 31,
                                                1996        1995          1994
                                                ----        ----          ----
                                                       (In thousands)

Time remaining to maturity:
Three months or less                         $ 3,445        $2,771       $3,015
Three through six months                       2,696         1,000          901
Six through twelve months                      2,168         1,100          723
Over twelve months                             2,551         2,954        3,153
                                               -----         -----        -----
Total                                        $10,860        $7,825       $7,792
                                             =======        ======       ======


CAPITAL AND DIVIDENDS
--------------------------------------------------------------------------------
Federal regulations prescribe three separate regulatory capital requirements for savings associations: (i) a risk-based capital requirement, (ii) a leverage limit (core capital requirement), and (iii) a tangible capital requirement. Under the risk-based requirement, assets are risk-weighted from 0% to 100% with cash and other non-risk assets requiring no risk weighting, certain mortgage-backed securities 20%, qualifying (borne) mortgage loans 50% and commercial loans, other non-residential loans and real estate owned 100%. The risk-based regulation requires that risk-based capital be maintained in an amount equal to at least 8% of risk-weighted assets. The leverage limit requires that core capital, which is generally defined as shareholders' equity minus non-qualifying intangible assets, be maintained in an amount not less than 3% of adjusted total assets. Under the tangible capital requirement, tangible capital, defined as core capital minus all intangible assets (other than a limited amount of purchased mortgage servicing rights), must be maintained in an amount equal to at least 1.5% of adjusted total assets. The Company's Banking subsidiary was in compliance with these regulatory capital regulations on December 31, 1996 and 1995. See note 12 to the Consolidated Financial Statements.

At December 31, 1996, shareholders' equity totaled $28.4 million, an increase of $294,000 over year-end 1995. The primary sources of this increase was the retention of earnings.

Dividends have been increased each year since 1985, and amounted to $.54 per share in 1996 for a dividend payout ratio of 68.35%. This increase reflects the Company's policy of seeking to ensure a dividend return to its shareholders that is reflective of the Company's capital position and earnings growth.


LIQUIDITY
--------------------------------------------------------------------------------
The Company's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost-effective manner. Deposits, scheduled amortization and prepayments of loan principal, maturities of investment securities and mortgage-backed securities, borrowings, and funds provided by operations are the principal sources of funds. While loan payments and maturing investment and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

As presented in the Consolidated Statements of Cash Flows, operating activities, including net income, generally provide cash.

The primary investing activity during each period was lending. New loan originations were funded by significant principal repayments and maturities on loans and investment securities, which totaled $110.3 million in 1996, $95.6 million in 1995 and $85.9 million in 1994).

Under financing activities, cash was used in 1996 primarily to fund a net decrease in certificate of deposit accounts, while cash was provided by borrowings. In 1995 and 1994, funds were provided by net increases in certificate of deposit accounts.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Cincinnati (the "FHLB"), which provide an additional source of funds. Under these borrowing agreements, the maximum level of advances available is generally limited to

25% of the Company's Banking subsidiary's total assets; however, the FHLB may approve advances in excess of this limit based upon the Bank meeting all of its regulatory capital requirements. At December 31, 1996, the Company had $30.0 million in outstanding borrowings from the FHLB.

Currently, the Company anticipates that it will have sufficient funds to meet its existing loan commitments. At December 31, 1996, the commitments to borrowers for unused lines of credit and to originate loans totaled $75.5 million. Certificates of deposit which were scheduled to mature in one year or less at December 31, 1996 totaled $95.4 million.

As a member of the FHLB, the Company's Banking subsidiary is required to maintain specific levels of "liquid" investments. Regulations currently in effect require liquid assets of not less than 5% of net withdrawable accounts plus short-term borrowings to assure that demands for repayment of debt and withdrawals are met. This requirement may be changed from time to time to reflect current economic conditions. The Company's Banking subsidiary was in compliance with these regulations at December 31, 1996 and anticipates remaining in compliance. It is the intention of the Company's cash management efforts to keep liquidity levels within regulatory guidelines, but at minimal levels in order to maximize interest income from investing in loans versus lower yielding short-term investment securities.

In June, 1996, the Company renewed a one-year secured revolving credit facility from a third-party lender in the amount of $l.0 million. The interest rate associated with this credit facility is based on the prime rate. The Company has not drawn on this credit facility.


IMPACT OF INFLATION AND CHANGING PRICES
--------------------------------------------------------------------------------
The consolidated financial statements and related data contained herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars. Changes in the relative purchasing power of money over time due to inflation are not recognized in the financial statements.

Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. To the extent inflation affects interest rates, real estate values and other costs, the Company's lending activities are impacted. Changes in inflation may cause changes in interest rates. Significant increases in interest rates make it more difficult for potential borrowers to qualify for business and mortgage loans. As a result, the volume and related income on loan originations may be reduced. Significant decreases in interest rates may result in higher loan prepayment activity, although such conditions may enable potential borrowers to qualify for a relatively high mortgage loan balance.


FOURTH QUARTER RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The Company's net income for the three months ended December 31, 1996 was $830,000 or $.43 per share compared with $699,000 or $.37 per share for the three months ended December 31, 1995. The 18.7% increase in 1996 compared to 1995 was due to an increase in net interest income to $3,155,000 for the three months ended December 31, 1996, compared to $2,952,000 for the three months ended December 31, 1995 resulting from an improvement in the spread between the ratio of interest-earning assets to total assets and the ratio of interest-bearing liabilities to total liabilities. In addition, noninterest income for the fourth quarter of 1996 decreased $318,000 over the fourth quarter of 1995, due mainly to the gain on the sale of the Bank's Madison
Avenue office in December 1995. Noninterest expense decreased $488,000 or 18.3% compared to the same period in 1995, principally due to an insurance recovery received in the fourth quarter of 1996.

QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------
The following is a summary of selected quarterly financial data for the periods indicated.


                                                           1996
                                      ------------------------------------------
                                       First     Second      Third        Fourth
                                      Quarter    Quarter    Quarter(1)   Quarter
                                      -------    -------    -------      -------
                                          (In thousands, except per share data)

Interest income                        $6,869     $6,694     $ 6,806      $6,923
Net interest income                     3,065      3,193       3,137       3,155
Provision for loan losses                  34         34          34         207
Noninterest income                        521        462         534         488
Noninterest expense                     2,585      2,651       4,547       2,179
Net income (loss)                         638        640        (601)        830
Net income (loss) per share            $  .34     $  .33       $(.31)     $  .43
---------------------

(1) Included in noninterest expense is a one-time, nonrecurring charge associated with the recapitalization of the Savings Association Insurance Fund ("SAIF") in the amount of $1,962. Excluding the nonrecurring SAIF assessment, earnings for the third quarter of 1996 totaled $693 or $.37 per share.

                                                            1995
                                      ------------------------------------------
                                       First     Second      Third      Fourth
                                      Quarter    Quarter     Quarter    Quarter
                                      -------    -------     -------    -------
                                         (In thousands, except per share data)

Interest income                       $5,953      $6,666      $6,873      $7,013
Net interest income                    2,787       2,817       2,754       2,952
Provision for loan losses                 31          30          30          32
Noninterest income                       478         472         448         806
Noninterest expense                    2,667       2,577       2,465       2,667
Net income                               374         453         469         699
Net income per share                  $  .20      $  .24      $  .25      $  .37


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Haverfield Corporation
                             ----------------------
                                   Registrant

By: /s/ William A. Valerian                  Dated:         August 11, 1997
    -------------------------------------                   ---------------
    William A. Valerian
    Chairman of the Board,
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William A. Valerian                      Dated:         August 11, 1997
-----------------------------------------                   --------------
William A. Valerian, Chairman of the Board,
President and Chief Executive Officer

/s/ Michael T. Gaul                          Dated:         August 11, 1997
-----------------------------------------                   --------------
Michael T. Gaul, Director

/s/ Mark R. Magnotto                         Dated:         August 11, 1997
-----------------------------------------                   --------------
Mark R. Magnotto, Director

/s/ Robert M. Mooney                         Dated:         August 11, 1997
-----------------------------------------                   --------------
Robert M. Mooney, Director

/s/ David A. Nolan                           Dated:         August 11, 1997
-----------------------------------------                   --------------
David A. Nolan, Director

/s/ Jacques C. Pomeroy                       Dated:         August 11, 1997
-----------------------------------------                   --------------
Jacques C. Pomeroy, Director

/s/ Peter E. Shimrak                         Dated:         August 11, 1997
-----------------------------------------                   --------------
Peter E. Shimrak, Director

/s/ Richard C. Ebner                         Dated:         August 11, 1997
-----------------------------------------                   --------------
Richard C. Ebner, Executive Vice President,
Chief Operating Officer, Chief Financial
Officer and Treasurer