Form 10-Q
period 1997-06-30
HAVERFIELD CORP
filed 1997-08-14
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10--Q

               [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0--17947

                             HAVERFIELD CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                           34-1606726
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

Terminal Tower, 50 Public Square, Suite 444, Cleveland, Ohio    44113-2203
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (216) 348--2800

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares, $0.01 par value                           1,917,937
---------------------------------------------------------------------------
(Class)                                      (Outstanding at August 14, 1997)

                             HAVERFIELD CORPORATION
                                     INDEX
-------------------------------------------------------------------------------

                                                                          PAGE
                                                                          ----
PART I. FINANCIAL INFORMATION

         Consolidated Statements of Financial Condition
                June 30, 1997, December 31, 1996 and June 30, 1996           3

         Consolidated Statements of Income
                Three Months Ended June 30, 1997 and 1996                    4
                Six Months Ended June 30, 1997 and 1996                      5

         Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1997 and 1996                     6

         Notes to Consolidated Financial Statements                          7

         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                       16

PART II. OTHER INFORMATION

         Item 1 -- Legal Proceedings                                        22

         Item 2 -- Changes in Securities                                    22

         Item 3 -- Defaults Upon Senior Securities                          22

         Item 4 -- Submission of Matters to a Vote of Security Holders      22

         Item 5 -- Other Information                                        22

         Item 6 -- Exhibits and Reports on Form 8--K                        22



                        PART I -- FINANCIAL INFORMATION

                             HAVERFIELD CORPORATION
           Consolidated Statements of Financial Condition (unaudited)
------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                                      June 30, 1997 December 31, 1996 June 30, 1996
                                                                      ------------- ----------------- -------------
ASSETS
Cash and due from banks                                                 $   4,562       $   5,489       $   5,215
Due from banks--interest bearing                                              100             100             100
Federal funds sold                                                          3,306           2,822           3,155
Investment securities:
        Available for sale, at fair value (amortized cost of
         $32,474, $34,367, and $29,267, respectively)                      32,142          33,990          28,570
Mortgage--backed securities:
        Available for sale, at fair value (amortized
        cost of $1,846, $1,937 and $2,396, respectively)                    1,928           2,010           2,444
Loans (net of allowance for loan losses of $2,970,
        $2,922 and $2,777, respectively)                                  296,337         293,792         285,740
Premises and equipment                                                      4,029           4,176           3,938
Accrued interest and other assets                                           3,753           4,477           5,064
                                                                        ---------       ---------       ---------
                TOTAL                                                   $ 346,157       $ 346,856       $ 334,226
                                                                        =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
        Deposits:
                Passbook/statement accounts                             $  36,761       $  39,305       $  42,140
                Non--interest--bearing NOW accounts                         7,811           7,115           8,369
                Interest--bearing NOW accounts                             16,967          17,188          17,016
                Money market fund accounts                                 65,772          62,263          59,147
                Certificates of deposit                                   143,738         153,202         162,391
                                                                        ---------       ---------       ---------
                        Total deposits                                    271,049         279,073         289,063
        Advances from Federal Home Loan Bank                               36,000          30,000           8,000
        Advances by borrowers for taxes and insurance                       1,497           6,207             719
        Accrued interest and other liabilities                              8,034           3,224           8,030
                                                                        ---------       ---------       ---------
        Total liabilities                                                 316,580         318,504         305,812
                                                                        ---------       ---------       ---------
Shareholders' Equity:
        Preferred stock; 1,000,000 shares authorized;
                none issued                                                  --              --              --
        Common stock, par value $.01 per share; 5,000,000
                shares authorized; 1,915,892 shares issued                     19              19              19
        Capital in excess of par value                                     16,510          16,510          16,510
        Retained earnings                                                  13,337          12,146          12,433
        Net unrealized appreciation (depreciation) in the fair
                 value of securities (net of deferred income taxes
                 of $(83), $(103) and $(221), respectively)                  (167)           (201)           (430)
        Common shares in treasury, at cost (9,543 shares,
                9,543 shares and 9,301 shares, respectively)                 (122)           (122)           (118)
                                                                        ---------       ---------       ---------
        Total shareholders' equity                                         29,577          28,352          28,414
                                                                        ---------       ---------       ---------
                TOTAL                                                   $ 346,157       $ 346,856       $ 334,226
                                                                        =========       =========       =========

See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)
                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                           1997        1996
                                                           ----        ----
Interest income:
        Loans                                            $6,222      $6,096
        Investment securities and other                     596         549
        Mortgage--backed securities                          39          49
                                                         ------      ------
                Total interest income                     6,857       6,694
                                                         ------      ------
Interest expense:
        Deposits                                          3,255       3,437
        Advances from Federal Home Loan Bank                519          64
                                                         ------      ------
                Total interest expense                    3,774       3,501
                                                         ------      ------

Net interest income                                       3,083       3,193
Provision for loan losses                                    30          34
                                                         ------      ------
Net interest income after provision for loan losses       3,053       3,159
                                                         ------      ------

Noninterest income:
        Service fees and other charges                      361         272
        Servicing income                                    102         114
        Other income                                         66          76
                                                         ------      ------
                Total noninterest income                    529         462
                                                         ------      ------

Noninterest expense:
        Employee compensation and benefits                  896         994
        Occupancy and equipment                             502         479
        Advertising                                          81         202
        Insurance premiums                                   61         201
        Data processing fees                                 85          80
        Other expenses                                      575         695
                                                         ------      ------
                Total noninterest expense                 2,200       2,651
                                                         ------      ------

Income before income taxes                                1,382         970
Provision for income taxes                                  470         330
                                                         ------      ------
Net income                                               $  912      $  640
                                                         ======      ======


Net income per common share                              $  .47      $  .33
                                                         ======      ======

Cash dividend paid per common share                      $  .14      $ .135
                                                         ======      ======

See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                 Consolidated Statements of Income (unaudited)
-------------------------------------------------------------------------------
                 (Dollars in thousands, except per share data)
                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1997         1996
                                                           ----         ----
Interest income:
        Loans                                            $12,366      $12,129
        Investment securities and other                    1,215        1,332
        Mortgage--backed securities                           79          102
                                                         -------      -------
                Total interest income                     13,660       13,563
                                                         -------      -------

Interest expense:
        Deposits                                           6,500        7,241
        Advances from Federal Home Loan Bank                 999           64
                                                         -------      -------
                Total interest expense                     7,499        7,305
                                                         -------      -------

Net interest income                                        6,161        6,258
Provision for loan losses                                    126           68
                                                         -------      -------
Net interest income after provision for loan losses        6,035        6,190
                                                         -------      -------

Noninterest income:
        Service fees and other charges                       720          605
     Servicing income                                        205          235
        Other income                                         170          143
                                                         -------      -------
                Total noninterest income                   1,095          983
                                                         -------      -------

Noninterest expense:
        Employee compensation and benefits                 1,868        1,983
        Occupancy and equipment                              970
        Advertising                                          229          286
        Insurance premiums                                    85          401
        Data processing fees                                 180          174
        Other expenses                                     1,186        1,425
                                                         -------      -------
                Total noninterest expense                  4,518        5,236
                                                         -------      -------

Income before income taxes                                 2,612        1,937
Provision for income taxes                                   888          659
                                                         -------      -------
Net income                                               $ 1,724      $ 1,278
                                                         =======      =======

Net income per common share                              $   .90      $   .67
                                                         =======      =======

Cash dividend paid per common share                      $   .28      $   .27
                                                         =======      =======



See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
               Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                             (Dollars in thousands)
                                                                                      Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                       1997                 1996
                                                                                       ----                 ----
OPERATING ACTIVITIES:
Net income                                                                          $  1,724              $  1,278
Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                        126                    68
        Amortization of intangibles                                                       39                   115
        Depreciation                                                                     398                   343
        Amortization of deferred loan fees                                               (55)                 (143)
        Federal Home Loan Bank stock dividends                                          (100)                  (92)
        Net change in other assets and other liabilities                               1,154                   485
        Net change in accrued interest receivable and accrued interest payable           507                   202
        Other                                                                            (43)                  (11)
                                                                                    --------              --------
                Net cash provided by operating activities                              3,750                 2,245
                                                                                    --------              --------
INVESTING ACTIVITIES:
Disbursements on loans originated                                                    (40,534)              (48,250)
Proceeds from:
     Loan repayments and maturities                                                   41,869                49,432
     Mortgage--backed security repayments and maturities                                  88                   272
     Investment security calls and maturities                                          2,000                23,000
     Sale of real estate owned                                                          --                     218
     Sale of other assets                                                                238                  --

Purchases of:
        Loans                                                                         (3,970)               (3,714)
        Investment securities                                                           --                  (5,099)
        Premises and equipment                                                          (458)                 (328)

Decrease (increase) in federal funds sold                                               (485)                1,242
Other                                                                                      5                   452
                                                                                    --------              --------
        Net cash provided by (used in) investing activities                           (1,247)               17,225
                                                                                    --------              --------
FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market fund accounts                           1,441                 2,355
Net decrease in certificates of deposit                                               (9,465)              (31,071)
Net increase in short-term advances                                                    6,000                 8,000
Net decrease in mortgage escrow deposits                                                (872)                 (847)
Proceeds from exercise of stock options                                                 --                     142
Payment of cash dividends                                                               (534)                 (514)
Resale of treasury shares                                                               --                      33
                                                                                    --------              --------
     Net cash used in financing activities                                            (3,430)              (21,902)
                                                                                    --------              --------
Net decrease in cash and due from banks                                                 (927)               (2,432)
Cash and due from banks at beginning of period                                         5,489                 7,647
                                                                                    --------              --------
Cash and due from banks at end of period                                            $  4,562              $  5,215
                                                                                    ========              ========


See notes to consolidated financial statements.

                             HAVERFIELD CORPORATION
                   Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. The accounting policies of Haverfield Corporation (Haverfield or the Company) conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant policies follows:

NATURE OF OPERATIONS -- Haverfield is a unitary savings and loan holding company whose principal operating subsidiary is Home Bank, F.S.B. (the Bank). The Company is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, various types of consumer loans and commercial loans in its market area. The Company's principal market area consists of suburban communities of Cleveland, and the Company's business is conducted through its corporate office located in Cleveland, Ohio and ten branch offices located in Beachwood, Brooklyn, Cleveland, Euclid, Lakewood, Mayfield Village, Mentor, Rocky River, University Heights, and Westlake, Ohio. Loans and deposits are primarily generated from the areas where its banking offices are located. The Company's income is derived predominately from interest on loans and investments and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage in real estate development activities and investment counseling which are not material to its operations as a whole and are not significant enough to constitute a business segment.

In April 1997, the boards of directors of Charter One Financial, Inc. (Charter
One), the holding company of Charter One Bank, F.S.B., and the Company entered into a definitive agreement to merge in a stock--for--stock exchange.

Terms of the agreement call for the tax--free exchange of $27.00 in Charter One common stock for each of Haverfield's common shares for a total consideration of approximately $53.7 million. The price will stay fixed at $27.00 per Haverfield share if Charter One's average stock price remains between $41.09 and $55.60 per share during a 20--day pricing period ending five business days before closing the transaction. The merger is expected to close near the end of the third quarter of 1997. Already approved by the boards of directors of both companies and the Office of Thrift Supervision, the transaction requires the approval of Haverfield shareholders.

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

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company, the Bank, and its wholly--owned subsidiaries. All material intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three--month and six--month periods ended June 30, 1997 and 1996, (b) the financial position at June 30, 1997, December 31, 1996 and June 30, 1996, and
(c) cash flows for the six--month periods ended June 30, 1997 and 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results which may be expected for a full year. Certain amounts previously reported in the prior years consolidated financial statements have been reclassified to conform with the current presentation.

INVESTMENT SECURITIES AND MORTGAGE--BACKED SECURITIES -- Securities are classified as either trading, available for sale or held to maturity. Securities classified as trading would be carried at estimated market value with the adjustment, if any, reflected in the statement of income. Securities classified as available for sale are also carried at estimated market value; however, the adjustment, if any, is reflected in shareholders' equity. Securities held to maturity are carried at amortized cost. Gains or losses on the sale of securities, representing the difference between net proceeds and carrying value, are recorded in noninterest income on the trade date using the specific identification method.

LOANS -- At the time of origination or purchase, loans are classified as held for sale or held for investment, based upon management's intent. Critical to the proper classification of, and accounting for, loans as investments is the intent and ability to hold them to maturity. Loans held for sale are accounted for at the lower of cost or market, with any unrealized loss included in income. Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and accretion of discounts using the interest method. Interest is accrued as earned. Transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or market value o the transfer date.

A loan is classified as nonaccrual when collectibility is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

The Company's policy for recognition of interest on impaired loans, including how cash receipts are recorded, is essentially unchanged as a result of the adoption of Statement of Financial Accounting Standards (SFAS) Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income--producing properties to be impaired when the debt service ratio is less than 1.0. Loans on non--income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant ($500,000 or less) and represent homogeneous populations, the Bank evaluates impairment based on the level and extent of delinquencies. Such loans include all mortgage loans secured by 1--4 family residential property, all consumer loans, and certain multi--family real estate loans, nonresidential real estate loans, business loans and leases. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value or (2) when collection efforts have ceased.

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

LOAN FEES -- Loan origination fees received for loans held for investment, net of certain direct origination costs, are deferred and amortized to interest income over the contractual life of the loan using the level yield method. Loan origination fees received for loans held for sale, net of certain direct origination costs, are deferred and recognized as an adjustment of the basis on sale of the loans. Fees received for loan commitments that are expected to be drawn, based on the Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight--line basis. Unamortized deferred loan fees related to loans paid off are included in interest income in the period the loan is paid off. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

ALLOWANCE FOR LOAN LOSSES -- The allowance for loan losses is established at an amount necessary to reduce the recorded balances of loans receivable to their estimated net realizable value, and is increased by charges to income and decreased by charge--offs (net of recoveries). The allowance for loan losses is based on management's estimate of the value of the collateral, considering the current and currently anticipated future operating or sales conditions, as well as the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. Recovery of the carrying value of such loans is dependent on economic, operating, and other conditions that are beyond the control of the Company. In the opinion of management, the allowance for loan losses is recorded in accordance with generally accepted accounting principles.


REAL ESTATE OWNED -- Real estate owned consists of property acquired in settlement of foreclosed loans. Real estate owned is carried at the lower of fair value less estimated costs to sell or cost. Costs relating to the development and improvement of property are capitalized, whereas those relating to holding and maintaining the property are charged to expense.

PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight--line method over the useful lives of the related assets for financial reporting purposes. For tax purposes, depreciation on certain assets is computed using accelerated methods.

FEDERAL INCOME TAXES -- The Company and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at the balance sheet date.

EARNINGS PER COMMON SHARE -- Earnings per common share was computed using the weighted average number of common shares outstanding for the period. The weighted average shares used in the computation of earnings per common share was 1,906,349 shares and 1,904,376 shares during the three--month periods ended June 30, 1997 and 1996, respectively. The weighted average shares used in the computation of earnings per common share was 1,906,349 shares and 1,895,648 shares during the six--month periods ended June 30, 1997 and 1996, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. Included in cash and demand deposits were required deposits at the Federal Reserve of $664,000 and $716,000 at June 30, 1997 and 1996, respectively.

Income tax payments made for the six months ended June 30, 1997 and 1996 were $700,000 and $900,000, respectively. Interest paid on deposits and other borrowings totaled $6,960,000 and $7,347,000 for the six months ended June 30, 1997 and 1996, respectively. There were no loans made to finance the sale of foreclosed real estate during the six months ended June 30, 1997 and 1996. Real estate property acquired through foreclosure during the six months ended June 30, 1997 totaled $22,000. There were no acquisitions of real estate property through foreclosure during the six months ended June 30, 1996.

New Accounting Standards -- In January, 1997 the Company adopted SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial--components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes the financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this Statement did not have a material impact on the financial condition and results of operations of the Company. The Financial Accounting Standards Board (FASB) has issued SFAS No. 127 that defers the effective date of certain provisions of SFAS 125 related to secured borrowings and collateral, repurchase agreements, dollar--rolls, securities lending, and similar transactions until after December 31, 1997. This Statement requires restatement of all prior--period EPS data presented. Management intends to adopt this statement when it becomes effective. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.

In February 1997 the FASB issued SFAS No. 128 Earnings per Share. SFAS 128 revises the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures and requires a reconciliation of the basic EPS computation to diluted EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted--av-erage number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior--period EPS data presented. Management intends to adopt this statement when it becomes effective. The impact of adopting this statement on the financial condition and results of operations of the Company is not expected to be significant.

In February 1997 the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. This Statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, Omnibus Opinion--1966, and No. 15, Earnings Per Share, and FASB Statement No. 47, Disclosure of Long--Term Obligations, and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47 and, therefore, is not expected to have a significant impact on the financial condition or results of operations of the Company.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general--purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1992.

The Securities and Exchange Commission has expanded the requirements regarding disclosure of derivative financial instruments, other financial instruments and derivative commodity instruments by requiring enhanced disclosure of accounting policies for these financial instrument contracts in the footnotes to financial statements. The Company has not typically entered into financial instruments contracts that involve derivative financial and commodity instruments. The Company has entered into fixed and variable interest rate loan contracts for which its policy is to record these financial instruments in the financial statements when they are funded or the related fees are incurred or received.

2. Amortized cost, estimated market values and weighted average end--of--period yields of investment securities classified as available for sale by contractual maturity are summarized as follows:

                                                     June 30, 1997                December 31, 1996
                                                ---------------------          -------------------------------
                                                Amortized     Market           Amortized     Market
                                                 Cost         Value      Yield    Cost        Value      Yield
                                                                 `        (Dollars in thousands)
U.S. Government obligations:
        Due in one year or less                 $ 2,498      $ 2,500     5.69% $   2,497    $   2,499    5.82%
        Due after 1 year through 5 years          9,493        9,434     6.62%     9,490        9,411    6.68%
        Due after 5 years through 10 years       17,482       17,204     6.91%    19,479       19,180    6.93%
                                                -------      -------           ---------    ---------
Total                                            29,473       29,138     6.71%    31,466       31,080    6.76%
                                                -------      -------           ---------    ---------

Marketable equity securities                        100          103     6.22%       100           99    6.38%
Federal Home Loan Bank stock                      2,901        2,901     7.25%     2,801        2,801    7.00%
                                                -------      -------           ---------    ---------
Total                                           $32,474      $32,142     6.76% $  34,367    $  33,990    6.78%
                                                =======      =======     ====  =========    =========


                                                       June 30, 1996
                                                ------------------------------------
                                                Amortized     Market
                                                   Cost         Value        Yield

U.S. Government obligations:
        Due in one year or less                   $ 1,000      $ 1,007      7.25%
        Due after 1 year through 5 years            9,984        9,867      6.20%
        Due after 5 years through 10 years         15,478       14,892      6.90%
                                                  -------      -------
Total                                              26,462       25,766      6.65%
                                                  -------      -------

Marketable equity securities                          100           99      6.41%
Federal Home Loan Bank stock                        2,705        2,705      7.00%
                                                  -------      -------
Total                                             $29,267      $28,570      6.68%
                                                  =======      =======



Investment securities totaling $2.0 million at June 30, 1997 were pledged as collateral for deposits, and the Federal Home Loan Bank stock was pledged as collateral for the advances from the Federal Home Loan Bank of Cincinnati.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                  June 30, 1997             December 31, 1996               June 30, 1996
                                  -------------             -----------------               -------------
                                 Gross      Gross       Gross           Gross           Gross           Gross
                              Unrealized  Unrealized  Unrealized      Unrealized      Unrealized      Unrealized
                                  Gains    Losses       Gains          Losses            Gains          Losses
                                  -----    ------       -----          ------            -----          ------
                                                     (In thousands)
U.S. Government obligations       $2      $337            $2           $378              $8              $704

Marketable equity securities       3        -              -              1               -                 1

Federal Home Loan Bank stock       -        -              -              -               -                 -
                                  --      ----            --           ----              --              ----
Total                             $5      $337            $2           $379              $8              $705
                                  ==      ====            ==           ====              ==              ====




3. Loans may be exchanged for mortgage--backed securities guaranteed by government agencies. Although long--term and fixed--rate in nature, mortgage--backed securities are more liquid than real estate loans since a large and active secondary market exists.

Amortized cost, estimated market values, and weighted average end--of--period yields of mortgage--backed securities classified as available for sale by contractual maturity are summarized as follows:

                                                        June 30, 1997                     December 31, 1996
                                                        -------------                     -----------------
                                                      Amortized    Market                 Amortized   Market
                                                        Cost        Value      Yield        Cost       Value      Yield
                                                        ----        -----      -----        ----       -----      -----
                                                                                (Dollars in thousands)
Pass--through certificates:
        Federal Home Loan Mortgage
        Corporation:
                Due after 5 years through 10 years      $    9      $    9      7.50%      $   10      $   10      7.50%
                Due after 10 years                       1,720       1,802      8.59%       1,751       1,822      8.60%
                                                        ------      ------                 ------      ------
                        Total                            1,729       1,811      8.58%       1,761       1,832      8.59%
                                                        ------      ------                 ------      ------
        Government National Mortgage
        Association:
                Due after 1 year through 5 years           117         117      8.89%         176         178      9.02%
                Due after 5 years through 10 years           -           -         -            -           -         -
                                                        ------      ------                 ------      ------
                        Total                              117         117      8.89%         176         178      9.02%
                                                        ------      ------                 ------      ------
Collateralized mortgage obligations:
                Due in 1 year or less
                Due after 10 years
                        Total

                                                        ------      ------                 ------      ------
Total                                                   $1,846      $1,928      8.61%      $1,937      $2,010      8.63%
                                                        ======      ======                 ======      ======

                                                         June 30, 1996
                                                         -------------
                                                        Amortized   Market
                                                         Cost        Value      Yield
                                                         ----        -----      -----

Pass--through certificates:
        Federal Home Loan Mortgage
        Corporation:
                Due after 5 years through 10 years       $   12      $   12      7.50%
                Due after 10 years                        1,927       1,976      8.62%
                                                         ------      ------
                        Total                             1,939       1,988      8.61%
                                                         ------      ------
        Government National Mortgage
        Association:
                Due after 1 year through 5 years            119         118      9.09%
                Due after 5 years through 10 years           76          76      9.16%
                                                         ------      ------
                        Total                               195         194      9.12%
                                                         ------      ------
Collateralized mortgage obligations:
                Due in 1 year or less                       156         156      5.19%
                Due after 10 years                          106         106      6.06%
                        Total                               262         262      5.54%

                                                         ------      ------
Total                                                    $2,396      $2,444      8.32%
                                                         ======      ======


At June 30, 1997, mortgage--backed securities totaling $765,000 were pledged as collateral for public funds on deposit with the Bank.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                  June 30, 1997             December 31, 1996               June 30, 1996
                                  -------------             -----------------               -------------
                                 Gross      Gross       Gross           Gross           Gross           Gross
                              Unrealized  Unrealized  Unrealized      Unrealized      Unrealized      Unrealized
                                  Gains    Losses       Gains          Losses            Gains          Losses
                                  -----    ------       -----          ------            -----          ------
                                                     (In thousands)
Pass--through certificates:
   Federal Home Loan Mortgage
       Corporation                  $82      $-           $71            $                $49             $--
   Government National Mortgage
       Association                    -       -             2             -                 -              1
Collateralized mortgage obligations  --      --           ---            --               ---             --
Total                               $82      $-           $73            $                $49             $1
                                    ===      ==           ===            ==               ===             ==



4. The loan portfolio is comprised primarily of residential and, to a lesser extent, commercial real estate loans granted to customers residing in northeastern Ohio. Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is to a degree dependent upon the general economic conditions of the region.

All loans are classified as held for investment at June 30, 1997. The composition of the loan portfolio is as follows:

                                                    June 30, 1997      December 31, 1996   June 30, 1996
                                                    -------------      -----------------   -------------
                                                                         (In thousands)
Real estate loans -- mortgage                         $ 234,030              $ 239,302       $ 236,866
Real estate loans -- construction                         1,805                  4,272           4,963
Land                                                      2,766                  3,682           3,839
Business loans                                           13,725                  6,720           5,519
Consumer and other loans                                 48,880                 45,028          41,717
                                                      ---------              ---------       ---------
                                                        301,206                299,004         292,904
LESS:
Undisbursed portion of loans in process                    (882)                (1,293)         (3,326)
Unearned income on consumer loans                            (3)                    (6)            (11)
Amount due other financial institutions relating
         to wrap around mortgage loans                     (110)                  (114)           (141)
Deferred loan fees                                         (904)                  (877)           (909)
Allowance for loan losses                                (2,970)                (2,922)         (2,777)
                                                      ---------              ---------       ---------
                                                      $ 296,337              $ 293,792       $ 285,740
                                                      =========              =========       =========

At June 30, 1997, December 31, 1996 and June 30, 1996, loans serviced for others amounted to $122.8 million, $132.7 million and $125.6 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.

5. The following table summarizes nonaccrual, past due and repossessed assets.

                                                      June 30, 1997   December 31, 1996         June 30, 1996
                                                      -------------   -----------------         -------------
                                                                      (Dollars in thousands)
Nonaccrual loans                                           $3,575          $2,697                  $1,259
Loans past due 90 days and accruing                             4               5                      15
Repossessed assets                                             22                                     459
                                                           ------          ------                  ------
        Total nonperforming assets                         $3,601          $2,702                  $1,733
                                                           ======          ======                  ======

Percent of nonperforming loans to total loans                1.19%            .90%                    .43%

Percent of nonperforming assets to total assets              1.04%            .78%                    .52%


The loans included above are secured by real estate or other collateral which limits the Company's exposure to loss. At June 30, 1997, there were no significant commitments outstanding to lend additional funds to borrowers with nonperforming loans. For all periods presented, there have been no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rates.

The ratio of nonperforming loans to total loans increased from December 31, 1996 to June 30, 1997. Management does not believe this increase represents a trend. The increase is primarily due to the addition of several large real estate loans being placed on nonaccrual status. The Bank is working with the borrowers on these nonaccrual loans to cure the delinquency. Management does not anticipate a material loss on these loans which are secured by real estate.

6. In the normal course of business, various commitments and contingent liabilities arise, including commitments to originate real estate loans and commitments to extend credit. Commitments to borrowers for unused lines of credit and to originate loans are summarized below:


                                                      June 30, 1997   December 31, 1996         June 30, 1996
                                                      -------------   -----------------         -------------
                                                                      (Dollars in thousands)
Commitments to originate:
        Fixed rate loans                                  $ 2,321           $ 3,415                 $ 3,063
        Variable rate loans                                 1,327             1,367                   7,087
Unused line of credit                                      76,700            70,712                  66,751




Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case--by--case basis. The amount of collateral obtained, if deemed necessary by the Company upon the credit extension, is based on management's credit evaluation of the counter--party. The Company generally extends credit only on a secured basis. Collateral held usually includes residential and commercial real estate.

7. The composition of premises and equipment is as follows:


                                                      June 30, 1997   December 31, 1996         June 30, 1996
                                                      -------------   -----------------         -------------
                                                                      (Dollars in thousands)
Land and improvements                                     $  607           $  673                   $  672

Buildings and improvements                                 1,396            1,704                    1,716

Furniture and fixtures                                     5,109            4,749                    5,117

Leasehold improvements                                     1,812            1,892                    1,972
                                                          ------           ------                   ------
                                                           8,924            9,018                    9,477

Accumulated depreciation and amortization                  4,895            4,842                    5,539
                                                          ------           ------                   ------
                                                          $4,029           $4,176                   $3,938
                                                          ======           ======                   ======

8. Accrued interest and other assets consists of the following:

                                                      June 30, 1997   December 31, 1996         June 30, 1996
                                                      -------------   -----------------         -------------
                                                                      (Dollars in thousands)



Accrued interest                                         $2,406             $2,372                   $2,359

Purchased mortgage servicing rights                         177                191                        -

Real estate owned                                            22                  -                      459

Cost in excess of fair value of net assets acquired           -                 21                       62

Other assets                                              1,148              1,893                    2,184
                                                         ------             ------                   ------
                                                         $3,753             $4,477                   $5,064
                                                         ======             ======                   ======




Purchased mortgage servicing rights represent the cost of purchasing rights to service loans. All such recorded rights relate to residential mortgage loans. Servicing rights are presented net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Servicing income is partially offset by this amortization expense. The carrying value of purchased mortgage servicing rights is periodically evaluated to determine that it is not greater than fair value. An allowance is established in the event the recorded value exceeds the fair value of the rights. No such allowance was required at June 30, 1997 or December 31, 1996.

9.   Accrued interest and other liabilities consists of the following:



                                   June 30, 1997  December 31, 1996  June 30, 1996
                                   -------------  -----------------  -------------
                                                 (In thousands)

Accrued interest payable               $1,293           $  753           $  635
                                       ------           ------           ------
Collections on loans serviced             433              376              503
                                       ------           ------           ------
Other liabilities                       6,308            2,095            6,892
                                       ------           ------           ------
                                       $8,034           $3,224           $8,030
                                       ======           ======           ======



10. Advances from the Federal Home Loan Bank of Cincinnati (the FHLB) consist of:


                               June 30, 1997             December 31, 1996              June 30, 1996
                               -------------             -----------------              -------------
Maturity Date               Balance          Rate      Balance            Rate      Balance            Rate
-------------               -------          ----      -------            ----      -------            ----

                                                   (Dollars in thousands)

August 16, 1996             $      -            -      $     -               -      $ 1,000            5.45%
August 22, 1996                    -            -            -               -        2,000            5.45%
September 25, 1996                 -            -            -               -        2,000            5.40%
December 18, 1996                  -            -            -               -        1,000            5.60%
June 20, 1997                      -            -        2,000            5.55%       2,000            5.55%
July 1, 1997                   1,000         6.65%           -               -            -               -
July 28, 1997                  3,000         6.65%           -               -            -               -
September 18, 1997             2,000         6.65%           -               -            -               -
September 22, 1997             2,000         6.65%           -               -            -               -
September 23, 1997             2,000         5.90%       2,000            5.65%           -               -
June 23, 1998                  1,500         6.45%       1,500            6.45%           -               -
July 2, 1998                   4,000         6.00%       4,000            5.75%           -               -
July 15, 1998                  4,000         6.00%       4,000            5.75%           -               -
July 17, 1998                  4,000         6.00%       4,000            5.75%           -               -
July 24, 1998                  4,000         6.00%       4,000            5.75%           -               -
August 21, 1998                2,000         6.00%       2,000            5.75%           -               -
September 23, 1998             5,000         6.00%       5,000            5.75%           -               -
September 23, 1998             1,500         6.55%       1,500            6.55%           -               -
                            --------                   -------                      -------
                            $ 36,000                   $30,000                      $ 8,000
                            ========                   =======                      =======


The Bank has pledged qualifying collateral, primarily mortgage loans, with a market value of at least 150% of the amount of the advances.

11. The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off--balance--sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of tangible, core and total risk--based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease.

As of June 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risked--based, Tier 1 risk--based and Tier 1 leverage ratios as set forth in the tables below. There are no conditions or events since that notification that have changed the Bank's category.



                                                                     As of June 30, 1997
                                                 -------------------------------------------------------------
                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                           For Capital       Prompt Corrective
                                                      Actual            Adequacy Purposes    Action Provisions
                                                 ----------------       -----------------    -----------------
                                                 Amount     Ratio       Amount     Ratio      Amount    Ratio
                                                 ------     -----       ------     -----      ------    -----

                                                   (Dollars in thousands)

Total capital (to risk--weighted assets)         $28,220    11.27%      $20,038    8.00%     $25,048    10.00%
Tier 1 capital (to risk--weighted assets)         25,256    10.08%            -       -       15,029     6.00%
Tier 1 capital (to adjusted tangible assets)      25,256     7.31%       10,367    3.00%      17,279     5.00%
Tangible capital (to tangible assets)             25,256     7.31%        5,184    1.50%           -        -



Management believes that, as of June 30, 1997, the Bank meets all capital requirements to which it is subject and, under the current regulations, the capital requirements will continue to be met in the foreseeable future. However, events beyond the control of management, such as fluctuations in interest rates or a downturn in the local economy of northeastern Ohio where the Bank has most of its loans, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

                             HAVERFIELD CORPORATION



     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Net income for the six months ended June 30, 1997 was $1.7 million, compared to $1.3 million for the six months ended June 30, 1996. The increase in net income resulted from a $718,000 reduction in noninterest expense, attributable mainly to lower deposit insurance premiums; an 11% increase in noninterest income was offset by a slight decrease in net interest income and an increase in the provision for loan losses. Return on average assets for the six months ended June 30, 1997 was 1.01% compared with .76% in the same period of 1996. Return on average equity was 11.79% for the first six months of 1997, compared with 8.89% in the same period of 1996.

Net income for the three months ended June 30, 1997 and 1996 was $912,000 and $640,000, respectively. Return on average assets for the three months ended June 30, 1997 was 1.06% compared with .75% in the same period of 1996. Return on average equity was 12.28% for the three months ended June 30, 1997, compared with 8.91% in the same period of 1996.



NET INTEREST INCOME
--------------------------------------------------------------------------------
Net interest income for the six months ended June 30, 1997 totaled $6.2 million, compared to $6.3 million for the first six months of 1996. The interest rate spread decreased 15 basis points to 3.20%. An analysis of net interest income is presented in the following table. For each major category of interest--earning assets and interest--bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balances are determined on a daily basis.



                                                                                       Six Months Ended June 30,
                                                               -------------------------------------------------------------------
                                                                              1997                              1996
                                                               -------------------------------------------------------------------
                                                               Average                 Average    Average                 Average
                                                               Balance       Interest   Rate      Balance     Interest      Rate
                                                               -------      --------    ----      -------     --------      ----
                                                                          (Dollars in thousands)

Interest--earning assets:
        Loans                                                  $296,556     $ 12,366     8.35%   $286,829     $ 12,129       8.46%
        Investments and other                                    38,596        1,215     6.27      41,408        1,332       6.38
        Mortgage--backed securities                               1,975           79     8.02       2,602          102       7.81
                                                               --------     --------     ----    --------     --------       ----
        Total interest--earning assets                          337,127       13,660     8.11     330,839       13,563       8.20
                                                                                                              --------       ----
Noninterest--earning assets                                       6,893                             7,272
                                                               --------                          --------
        Total assets                                           $344,020                          $338,111
                                                               ========                          ========
Interest--bearing liabilities:
        Passbook/statement accounts                            $ 37,786          448     2.39    $ 43,880          540       2.47
        NOW accounts                                             24,364           97      .80      24,805          111        .90
        Money market fund accounts                               63,554        1,575     5.00      57,270        1,386       4.87
        Certificates of deposit                                 148,449        4,380     5.95     174,835        5,204       5.99
                                                               --------     --------     ----    --------     --------       ----
                Total deposits                                  274,153        6,500     4.78     300,790        7,241       4.84
        FHLB advances                                            33,809          999     5.88       2,363           64       5.37
                                                               --------     --------     ----    --------     --------       ----
        Total interest--bearing liabilities                     307,962        7,499     4.91     303,153        7,305       4.85
                                                                            --------     ----                 --------       ----
Noninterest bearing liabilities                                   6,561                             6,065
                                                               --------                          --------
        Total liabilities                                       314,523                           309,218
Shareholders' equity                                             29,497                           288,931
                                                               --------                          --------
        Total liabilities and shareholders' equity             $344,020                          $338,111
                                                               ========                          ========
Net interest income/interest rate spread                                    $  6,161     3.20%                $  6,258       3.35%
                                                                            ========     ====                 ========       ====

Net interest margin                                                                      3.69%                               3.80%
                                                                                         ====                                ====

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest--earning assets and interest--bearing liabilities for the six months ended June 30, 1997 versus June 30, 1996 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.



                                          Six Months June 30, 1997 vs. Six Months June 30, 1996
                                          -----------------------------------------------------
                                                                         Change Due To
                                                                         -------------
                                                 Total Change            Volume   Rate
                                                 ------------            ------   ----
                                                                        (In thousands)

Interest income:
        Loans                                      $ 237                 $ 401     $(164)
        Investments and other                       (117)                  (89)      (28)
        Mortgage--backed securities                  (23)                  (26)        3
                                                   -----                 -----     -----
         Total                                        97                   286      (189)
                                                   -----                 -----     -----

Interest expense:
        Deposits                                    (741)                 (634)     (107)
        FHLB advances                                935                   929         6
                                                   -----                 -----     -----
                Total                                194                   295      (101)
                                                   -----                 -----     -----
Increase (decrease) in net interest income         $ (97)                $  (9)    $ (88)
                                                   =====                  =====     =====

Net interest income was $3.1 million for the three month period ended June 30, 1997 compared to $3.2 million for the three month period ended June 30, 1996. The interest rate spread for the three months ended June 30, 1997 decreased 29 basis points to 3.19%. An analysis of net interest income is presented in the following table. For each major category of interest--earning assets and interest--bearing liabilities, the average balance of funds employed during the period indicated is shown along with the interest earned or paid on that balance for the period and the weighted average annualized rate earned or paid for that category. Average balances are determined on a daily basis.

                                                                                     Three Months Ended June 30,
                                                                 ------------------------------------------------------------------
                                                                                  1997                              1996
                                                                 -------------------------------------------------------------------

                                                                 Average                   Average    Average               Average
                                                                 Balance       Interest     Rate      Balance     Interest    Rate

                                                                (Dollars in thousands)
Interest--earning assets:
        Loans                                                   $297,892      $  6,222       8.36%    $288,177      $6,096     8.47%
        Investments and other                                     37,780           596       6.25       35,379         549     6.16
        Mortgage--backed securities                                1,951            39       7.94        2,512          49     7.74
                                                                --------        ------       ----     --------      ------     ----
        Total interest--earning assets                           337,623         6,857       8.12      326,068       6,694     8.21
Noninterest--earning assets                                        6,815         7,295
                                                                --------        -----

        Total assets                                            $344,438      $333,363
                                                                ========      ========


Interest--bearing liabilities:
        Passbook/statement accounts                             $ 37,228           217       2.34   $ 43,125         266       2.48
        NOW accounts                                              24,798            49        .79     25,281          53        .84
        Money market fund accounts                                64,775           815       5.05     58,617         696       4.78
        Certificates of deposit                                  145,951         2,174       5.98    166,037       2,422       5.87
                                                                --------      --------       ----   --------      ------       ----
                Total deposits                                   272,752         3,255       4.79    293,060       3,437       4.72
        FHLB advances                                             34,319           519       5.98      4,725          64       5.37
                                                                --------      --------       ----   --------      ------       ----
        Total interest--bearing liabilities                      307,071         3,774       4.93    297,785       3,501       4.73
Noninterest bearing liabilities                                    7,572         6,695
                                                                   -----         -----
        Total liabilities                                        314,643       304,480
Shareholders' equity                                              29,795        28,883
                                                                  ------        ------

        Total liabilities and shareholders' equity              $344,438      $333,363
                                                                ========      ========


Net interest income/interest rate spread                                      $  3,083        3.19%               $3,193       3.48%
                                                                              ========        ====                ======       ====



Net interest margin                                                                                                   3.66%    3.94%
                                                                                                                      ====     ====

The sensitivity of the Company's net interest income to general economic conditions and the effect on net interest income due to changes in interest rates and changes in amounts of interest--earning assets and interest--bearing liabilities for the three months ended June 30, 1997 versus June 30, 1996 is shown in the following table. Changes in interest due to both rate and volume have been allocated to change due to volume and change due to rate in proportion to the absolute amounts of the change in each.



                                           Three Months June 30, 1997 vs. Three Months June 30, 1996
                                           ---------------------------------------------------------
                                                                            Change Due To
                                                                       -----------------------
                                                 Total Change          Volume             Rate
                                                 ------------          ------             ----

                                                                   (In thousands)

Interest income:
        Loans                                         $ 126             $ 200             $ (74)
        Investments and other                            47                38                 9
Mortgage--backed securities                             (10)              (11)                1
                                                      -----             -----             -----
                Total                                   163               227               (64)
                                                      -----             -----             -----
Interest expense:
        Deposits                                       (182)             (242)               60
        FHLB advances                                   455               447                 8
                                                      -----             -----             -----
                Total                                   273               205                68
                                                      -----             -----             -----
Increase (decrease) in net interest income            $(110)            $  22             $(132)
                                                      =====             =====             =====

Allowance for Loan Losses
--------------------------------------------------------------------------------
The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Company maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified. Activity in the loan loss allowance for the six months ended June 30, 1997 and 1996 is presented below.



                                     Six Months Ended June 30,
                                     -------------------------
                                        1997            1996
                                        ----            ----

                                      (Dollars in thousands)


Balance, January 1                   $   2,922        $   2,734
Provision charged to expense               126               68
Loans charged off                         (105)             (29)
Recoveries                                  27                4
                                     ---------        ---------
Balance, June 30                     $   2,970        $   2,777
                                     =========        =========


Average loans                        $ 296,556        $ 286,829
Loans at end--of--period             $ 301,206        $ 292,904


Allowance/average loans                   1.04%             .97%
Allowance/end--of--period loans            .99%             .95%
Allowance/nonperforming loans            82.98%          217.97%
Allowance/nonperforming assets           82.48%          160.24%

Although management believes that it uses the best information available in determining the adequacy of the allowance for loan losses, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Management believes that the allowance for loan losses is adequate at June 30, 1997.

Nonperforming assets at June 30, 1997, December 31, 1996 and June 30, 1996 are presented in Note 5 of the consolidated financial statements.

ASSET/LIABILITY MANAGEMENT
------------------------------------------------------------------------------
The function of asset/liability management is to monitor the maturities and repricing schedules of the components of the balance sheet, and to initiate actions to minimize the Company's vulnerability to changing interest rates while maximizing current and expected net interest yield. Asset/liability management seeks to ensure that assets and liabilities respond to interest rate changes in a similar time frame.

The following tables sets forth at June 30, 1997 the amounts of interest--earning assets and interest--bearing liabilities scheduled to mature or reprice within a specified period. No prepayment assumptions or deposit decay rates have been incorporated. The table shows the excess or shortfall of interest--earning assets less interest--bearing liabilities. This excess or shortfall is called the gap.

                                                            Scheduled Maturity or Repricing
                                              -----------------------------------------------------
                                              1 Year              1 Year        More than
                                              or Less           to 3 Years       3 Years     Total
                                              -------           ----------      ---------    -----
                                                                  (Dollars in thousands)
Interest--earning assets:
Real estate loans:
        Conventional:
                Fixed--rate                  $  4,080             $ 8,906       $58,808     $ 71,794
                Adjustable--rate              101,337              54,222         6,677      162,236
        Construction                            1,805                  --            --        1,805
Land loans                                      1,996                 770            --        2,766
Consumer loans                                 48,046                 538           296       48,880
Business loans                                 13,364                  12           349       13,725
Loans in process, allowance
        for loan losses and net
        deferred loan fees                         --                  --        (4,869)      (4,869)
                                            ---------             -------       -------     --------
Total loans(1)                                170,628              64,448        61,261      296,337
Mortgage--backed securities                        96                 193         1,639        1,928
Other interest--earning assets                  5,392               1,501        28,655       35,548
                                            ---------             -------       -------     --------
Total interest--earning assets              $ 176,116             $66,142       $91,555     $333,813
                                            =========             =======       =======     ========
Interest--bearing liabilities:
Deposits:
        Passbook and NOW accounts (2)       $      --             $    --       $53,728      $53,728
        Money market fund accounts             65,772                  --            --       65,772
        Certificates of deposit                95,598              39,300         8,840      143,738
                                            ---------             -------       -------     --------
Total deposits                                161,370              39,300        62,568      263,238
FHLB advances                                  33,000               3,000            --       36,000
                                            ---------             -------       -------     --------
Total interest bearing liabilities          $ 194,370             $42,300       $62,568     $299,238
                                            =========             =======       =======     ========



GAP                                         $ (18,254)            $23,842       $28,987     $ 34,575
Cumulative GAP                              $ (18,254)            $ 5,588       $34,575
Cumulative GAP as a percentage of
        total assets                            (5.27)%              1.61%         9.99%

__________________

(1) Contractual maturities of loans do not reflect the actual term of the loan portfolio. The average life of real estate loans is substantially less than their contractual terms because of loan prepayments and due--on--sale clauses.

(2) Management believes that a significant amount of passbook and NOW accounts are core deposits.

NONINTEREST INCOME
------------------------------------------------------------------------------
Noninterest income increased to $1.1 million for the six months ended June 30, 1997, compared to $983,000 for the same period in 1996, and noninterest income for the three months ended June 30, 1997 totaled $529,000, compared to $462,000 for the same period in 1996. Other income for the six--month period increased largely due to the receipt of $65,000 in settlement of a legal dispute in the first quarter of 1997 and a gain of $39,000 on the sale of property in the second quarter of 1997, offset by a decrease in fee income earned by the Bank's financial services subsidiary. Servicing income decreased $30,000 due to the decreased amount of loans serviced for others.

NONINTEREST EXPENSE
------------------------------------------------------------------------------
Noninterest expense totaled $4.5 million for the six months ended June 30, 1997 compared to $5.2 million for the same period in 1996. This reduction was due primarily to lower federal deposit insurance premiums, lower employee compensation and benefits, and a decrease in other expenses. The composition of other expenses is as follows:



                                       Six months ended June 30,
                                       ------------------------
                                           1997        1996
                                           ----        ----
                                            (In thousands)
Business and management development       $   67   $   56
Examination/audit expense                     51       95
OTS assessment                                44       44
Postage                                       87       82
Supplies                                      53       56
Telephone                                     71       71
Franchise/sales tax                          191      193
Director fees                                 61       48
Legal fees                                    84       52
Provision for HUD indemnification claim       --      200
Provision for real estate owned losses        --       80
Provision for DOL claim                       82       --
Amortization of intangibles                   39      115
Miscellaneous expenses                       356      333
                                          ------   ------
                                          $1,186   $1,425
                                          ======   ======

During the first quarter of 1996, a provision for loss on real estate owned was recorded in connection with a commercial property which was carried in Real Estate Owned. The loss provision effectively reduced the Bank's recorded investment in the property to the expected net realizable value of the property.

During the first quarter of 1996, the Housing and Urban Development (HUD) Mortgagee Review Board proposed that the Bank indemnify HUD for HUD/FHA insurance claims and associated costs paid against insured properties affected by the indictment and guilty plea of a former loan originator of the Bank on charges of fraud relating to loan activities from 1991. As of June 30, 1996, the Bank had recorded a loss provision in the amount of $200,000 in connection with this matter. A settlement of these claims was reached under which the Bank paid $545,000 to HUD in July, 1996. The Bank submitted a proof of loss to its insurer who, less the policy deductible, reimbursed the Bank in the fourth quarter of 1996.

The Company has been notified by the Department of Labor that the Haverfield Corporation Employee Stock Ownership Plan purchased Haverfield Common Stock during March, 1991 at allegedly excessive prices, and has concluded that the overpayments totaled approximately $152,000. The Company is negotiating with the Department of Labor. The outcome of these negotiations is uncertain. As of June 30, 1997, the Company has recorded a loss provision in the amount of $82,000 in connection with this matter.

Noninterest expense for the three month period ended June 30, 1997 totaled $2.2 million, compared to $2.7 million for the same period in 1996.

The composition of other expenses is as follows:

                                   Three months ended June 30,
                                   ---------------------------
                                          1997      1996
                                          ----      ----
                                          (In thousands)
Business and management development       $ 40   $ 29
Examination/audit expense                    8     48
OTS assessment                              22     22
Postage                                     29     35
Supplies                                    25     24
Telephone                                   35     37
Franchise/sales tax                         95     97
Director fees                               35     25
Legal fees                                  46      6
Provision for HUD indemnification claim     --    183
Provision for DOL claim                     82     --
Amortization of intangibles                  9     31
Miscellaneous expenses                     149    158
                                          ----   ----
                                          $575   $695
                                          ====   ====

FINANCIAL CONDITION
------------------------------------------------------------------------------
Total assets increased from $334.2 million at June 30, 1996 to $346.2 million at June 30, 1997. Loans increased by $10.6 million and investment securities went up by $3.6 million. The asset growth was funded by Federal Home Loan Bank advances, which increased by $28 million, while total deposit liabilities decreased by $18 million. Shareholders' equity increased from $28.4 million at June 30, 1996 to $29.6 million at June 30, 1997. The following table shows shareholders' equity per share and tangible shareholders' equity per share.



                                       June 30, 1997   December 31, 1996    June 30, 1996
Shareholders' equity per share             $15.51           $15.04              $14.90
Tangible shareholders' equity per share    $15.51           $15.04              $14.87


The Board of Directors declared a second quarter dividend of $.14 per share which was paid on June 27, 1997. The Board of Directors also declared a third quarter dividend of $.14 per share to be paid on August 20, 1997.

REGULATORY ISSUES
------------------------------------------------------------------------------
The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (the OTS), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (the FDIC), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the Congress could have a material impact on the Bank and its operations. Management cannot predict what, if any, future legislation may be enacted or regulations adopted or what impact any such actions may have on the Company or the Bank. However, management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Bank or the Company.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
------------------------------------------------------------------------------
The Company has been notified by the Department of Labor that the Haverfield Corporation Employee Stock Ownership Plan purchased Haverfield Common Stock during March, 1991 at allegedly excessive prices, and has concluded that the overpayments totaled approximately $152,000. The Company is negotiating with the Department of Labor. The outcome of these negotiations is uncertain.

ITEM 2. CHANGES IN SECURITIES
------------------------------------------------------------------------------
Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
------------------------------------------------------------------------------
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------
At the Annual Meeting of Shareholders of the Registrant held on April 23, 1997, Michael T. Gaul, David A. Nolan, and William A. Valerian were elected to the office of Director; and the appointment of Deloitte & Touche LLP as the Registrant's independent auditors for 1997 was approved. The following votes were recorded:

Election of:

 Michael T. Gaul              FOR 1,660,948   AGAINST 20,497
 David A. Nolan               FOR 1,660,948   AGAINST 20,497
 William A. Valerian          FOR 1,637,535   AGAINST 43,910

The proposal to ratify appointment of Deloitte & Touche LLP for fiscal year ending December 31, 1997.

                              FOR 1,640,329   AGAINST 24,869  ABSTAIN 16,247

ITEM 5. OTHER INFORMATION
------------------------------------------------------------------------------
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8--K
------------------------------------------------------------------------------
(a)   Exhibits

        27      Financial Data Schedule (EDGAR only)

(b)   Reports on Form 8--K

On April 25, 1997 the Company filed an 8--K disclosing that the boards of directors of Charter One Financial, Inc. (Charter One), the holding company of Charter One Bank, F.S.B, and the Registrant entered into a definitive agreement to merge in a stock--for--stock exchange.

Terms of the agreement call for the tax--free exchange of $27.00 in Charter One common stock for each of Haverfield's common shares or a total consideration of approximately $53.7 million. The price will stay fixed at $27.00 per Haverfield share if Charter One's average stock price remains between $41.09 and $55.60 per share during a 20--day pricing period ending five business days before closing the transaction. The merger is expected to close near the end of the third quarter of 1997. Already approved by the boards of directors of both companies and the Office of Thrift Supervision, the transaction requires the approval of Haverfield shareholders.

                             HAVERFIELD CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HAVERFIELD CORPORATION




Dated: August 14, 1997                 /s/ William A. Valerian
                                       ------------------------------------
                                       William A. Valerian
                                       President and Chief Executive Officer


Dated: August 14, 1997                 /s/ Richard C. Ebner
                                       ------------------------------------
                                       Richard C. Ebner
                                       Executive Vice President, Chief
                                       Operating Officer, Chief Financial
                                       Officer and Treasurer