Form 10-Q/A
period 1997-06-30
HAVERFIELD CORP
filed 1997-08-15
CIK 846917

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10--Q/A

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

Amortized cost, estimated market values, and weighted average end--of--period yields of mortgage--backed securities classified as available for sale by contractual maturity are summarized as follows:

                                                        June 30, 1997                     December 31, 1996
                                                        -------------                     -----------------
                                                      Amortized    Market                 Amortized   Market
                                                        Cost        Value      Yield        Cost       Value      Yield
                                                        ----        -----      -----        ----       -----      -----
                                                                                (Dollars in thousands)
Pass--through certificates:
        Federal Home Loan Mortgage
        Corporation:
                Due after 5 years through 10 years      $    9      $    9      7.50%      $   10      $   10      7.50%
                Due after 10 years                       1,720       1,802      8.59%       1,751       1,822      8.60%
                                                        ------      ------                 ------      ------
                        Total                            1,729       1,811      8.58%       1,761       1,832      8.59%
                                                        ------      ------                 ------      ------
        Government National Mortgage
        Association:
                Due after 1 year through 5 years           117         117      8.89%         176         178      9.02%
                Due after 5 years through 10 years           -           -         -            -           -         -
                                                        ------      ------                 ------      ------
                        Total                              117         117      8.89%         176         178      9.02%
                                                        ------      ------                 ------      ------
Collateralized mortgage obligations:
                Due in 1 year or less
                Due after 10 years                           -           -         -            -           -         -
                        Total                                -           -         -            -           -         -
                                                        ------      ------                 ------      ------
                                                             -           -         -            -           -         -
                                                        ------      ------                 ------      ------
Total                                                   $1,846      $1,928      8.61%      $1,937      $2,010      8.63%
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
                                                         ======      ======


At June 30, 1997, mortgage--backed securities totaling $765,000 were pledged as collateral for public funds on deposit with the Bank.

Gross unrealized gains and gross unrealized losses are summarized as follows:

                                  June 30, 1997             December 31, 1996               June 30, 1996
                                  -------------             -----------------               -------------
                                 Gross      Gross       Gross           Gross           Gross           Gross
                              Unrealized  Unrealized  Unrealized      Unrealized      Unrealized      Unrealized
                                  Gains    Losses       Gains          Losses            Gains          Losses
                                  -----    ------       -----          ------            -----          ------
                                                     (In thousands)
Pass--through certificates:
   Federal Home Loan Mortgage
       Corporation                  $82      $-           $71            $                $49             $-
   Government National Mortgage
       Association                    -       -             2             -                 -              1
Collateralized mortgage obligations  --      --           ---            --               ---             --
Total                               $82      $-           $73            $                $49             $1
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

9.   Accrued interest and other liabilities consists of the following:



                                   June 30, 1997  December 31, 1996  June 30, 1996
                                   -------------  -----------------  -------------
                                                 (In thousands)

Accrued interest payable               $1,293           $  753           $  635
Collections on loans serviced             433              376              503
Other liabilities                       6,308            2,095            6,892
                                       ------           ------           ------
                                       $8,034           $3,224           $8,030
                                       ======           ======           ======



10. Advances from the Federal Home Loan Bank of Cincinnati (the FHLB) consist of:


                               June 30, 1997             December 31, 1996              June 30, 1996
                               -------------             -----------------              -------------
Maturity Date               Balance          Rate      Balance            Rate      Balance            Rate
-------------               -------          ----      -------            ----      -------            ----

                                                   (Dollars in thousands)

August 16, 1996             $      -            -      $     -               -      $ 1,000            5.45%
August 22, 1996                    -            -            -               -        2,000            5.45%
September 25, 1996                 -            -            -               -        2,000            5.40%
December 18, 1996                  -            -            -               -        1,000            5.60%
June 20, 1997                      -            -        2,000            5.55%       2,000            5.55%
July 1, 1997                   1,000         6.65%           -               -            -               -
July 28, 1997                  3,000         6.65%           -               -            -               -
September 18, 1997             2,000         6.65%           -               -            -               -
September 22, 1997             2,000         6.65%           -               -            -               -
September 23, 1997             2,000         5.90%       2,000            5.65%           -               -
June 23, 1998                  1,500         6.45%       1,500            6.45%           -               -
July 2, 1998                   4,000         6.00%       4,000            5.75%           -               -
July 15, 1998                  4,000         6.00%       4,000            5.75%           -               -
July 17, 1998                  4,000         6.00%       4,000            5.75%           -               -
July 24, 1998                  4,000         6.00%       4,000            5.75%           -               -
August 21, 1998                2,000         6.00%       2,000            5.75%           -               -
September 23, 1998             5,000         6.00%       5,000            5.75%           -               -
September 23, 1998             1,500         6.55%       1,500            6.55%           -               -
                            --------                   -------                      -------
                            $ 36,000                   $30,000                      $ 8,000
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
                                                                 -------------------------------------------------------------------

                                                                 Average                   Average    Average               Average
                                                                 Balance       Interest     Rate      Balance     Interest    Rate

                                                                (Dollars in thousands)
Interest--earning assets:
        Loans                                                   $297,892      $  6,222       8.36%    $288,177      $6,096     8.47%
        Investments and other                                     37,780           596       6.25       35,379         549     6.16
        Mortgage--backed securities                                1,951            39       7.94        2,512          49     7.74
                                                                --------        ------       ----     --------      ------     ----
        Total interest--earning assets                           337,623         6,857       8.12      326,068       6,694     8.21
                                                                               -------       ----                    -----     ----
Noninterest--earning assets                                        6,815                                 7,295
                                                                --------                                 -----

        Total assets                                            $344,438                              $333,363
                                                                ========                              ========


Interest--bearing liabilities:
        Passbook/statement accounts                             $ 37,228           217       2.34   $ 43,125         266       2.48
        NOW accounts                                              24,798            49        .79     25,281          53        .84
        Money market fund accounts                                64,775           815       5.05     58,617         696       4.78
        Certificates of deposit                                  145,951         2,174       5.98    166,037       2,422       5.87
                                                                --------      --------       ----   --------      ------       ----
                Total deposits                                   272,752         3,255       4.79    293,060       3,437       4.72
        FHLB advances                                             34,319           519       5.98      4,725          64       5.37
                                                                --------      --------       ----   --------      ------       ----
        Total interest--bearing liabilities                      307,071         3,774       4.93    297,785       3,501       4.73
                                                                              --------       ----                  -----       ----
Noninterest bearing liabilities                                    7,572                               6,695
                                                                   -----                               -----
        Total liabilities                                        314,643                             304,480
Shareholders' equity                                              29,795                              28,883
                                                                  ------                              ------

        Total liabilities and shareholders' equity              $344,438                            $333,363
                                                                ========                            ========


Net interest income/interest rate spread                                      $  3,083        3.19%               $3,193       3.48%
                                                                              ========        ====                ======       ====



Net interest margin                                                                           3.66%                            3.94%
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



                                           HAVERFIELD CORPORATION




Dated: August 15, 1997                 /s/ William A. Valerian
                                       ------------------------------------
                                       William A. Valerian
                                       President and Chief Executive Officer


Dated: August 15, 1997                 /s/ Richard C. Ebner
                                       ------------------------------------
                                       Richard C. Ebner
                                       Executive Vice President, Chief
                                       Operating Officer, Chief Financial
                                       Officer and Treasurer